Form 10QSB
period 1998-03-31
R&R RESOURCES INC
filed 1998-08-26
CIK 759999

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from            to
                               ----------    ----------

Commission file number 000-23851


                             R & R Resources, Inc.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                     Nevada                                     86-0874841
---------------------------------------------------     ------------------------
          (State or Other Jurisdiction of                     (IRS Employer
          Incorporation or Organization)                   Identification No.)

                   3241 South First Street, Abilene, TX 79605
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (915) 673-1521
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes        No  X
                                    ---       ---

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to of securities under a plan confirmed by a court.

                                 Yes        No
                                     ---       ---

                       APPLICABLE ONLY TO CORPORATE USERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                  ----------------------------

     Transitional Small Business Disclosure Format (check one):

                                 Yes  X     No
                                     ---       ---

PART I

Item 1. Financial Statements.

Item 2. Management's Discussion.

R & R Resources was incorporated June 10, 1997. There are no comparable financial results. R & R plans to use its cash to refurbish existing wells. Cash flow should support operations by year-end. The industry prices for oil and gas have generally drifted lower during the quarter and are expected to hold or drop slightly by most analysts throughout 1998. Prices are normally reflective of inflation trends.

The Company believes that it can be marginally profitable at the current pricing levels and with the current physical equipment and level of operations. Lower prices will mean marginally greater losses and rising prices and inflation should provide profitability. The results of operations are higher in the quarter than in all of fiscal 1997, ended December 31, due to the acquisition of oil and gas wells from Pilares Oil and Gas as reported and incorporated by reference from the Company's 10-KSB filing on EDGAR on February 27, 1998.

PART II

Item 1. Legal Proceedings.

None.


Item 2. Changes in Securities and Use of Proceeds.

None.


Item 3. Defaults Upon Senior Securities.

None.


Item 4. Submission of Matters to a Vote of Security Holders.

None.


Item 5. Other Information.

None.


Item 6. Exhibits and Reports on Form 8-K.

None.

                                [KDS LETTERHEAD]
                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
R & R Resources, Inc.
Las Vegas, Nevada

     I have audited the accompanying balance sheet of R & R Resources, Inc. (a development stage company), as of March 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the period from January 1, 1998 to March 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit in accordance with standards established by the American Institute of Certified Public Accountants.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R & R Resources, Inc. as of March 31, 1998 and the results of their operations and their cash flows for the period from January 1, 1998 to March 31, 1998 in conformity with generally accepted accounting principles.

     As more fully explained in Note 2, the accompanying balance sheet includes oil & gas properties stated at $20,703,908. The ultimate recovery of such amount is dependent on the success of future development of the properties and the Company's ability to complete the development.


/s/ KURT D. SALIGER C.P.A.
--------------------------
    Kurt D. Saliger C.P.A.


June 17, 1998

                             R & R RESOURCES, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 March 31, 1998

                                     ASSETS

CURRENT ASSETS
     Cash                                                         $    13,372
     Accounts Receivable                                          $     1,600
                                                                  -----------
     TOTAL CURRENT ASSETS                                         $    14,972

OTHER ASSETS
     Oil & Gas Properties (Note 2)                                $20,703,908
                                                                  -----------
     TOTAL OTHER ASSETS                                           $20,703,908
                                                                  -----------

          TOTAL ASSETS                                            $20,718,880
                                                                  ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                             $    17,950
                                                                  -----------
     TOTAL CURRENT LIABILITIES                                    $    17,950

LONG-TERM DEBT                                                    $         0

STOCKHOLDERS' EQUITY
     Common Stock, $.001 par value,
     authorized 50,000,000 shares; issued
     and outstanding at March 31, 1998
     7,095,230 shares                                             $     7,095

     Additional Paid In Capital                                   $20,716,813

     Deficit Accumulated During Development Stage                    ($22,978)
                                                                  -----------
     TOTAL STOCKHOLDERS' EQUITY                                   $20,700,930
                                                                  -----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                    $20,718,880
                                                                  ===========

See accompanying notes to financial statements.

                             R & R RESOURCES, INC.
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
                       January 1, 1998 to March 31, 1998


INCOME
Revenue                                                 $17,221
                                                        -------
TOTAL INCOME                                            $17,221

EXPENSES
Oil & Gas Expenses                                      $ 5,019
General and Administrative                              $22,592
                                                        -------
TOTAL EXPENSES                                          $27,611
                                                        -------
NET PROFIT (LOSS)                                      ($10,390)
                                                        =======
NET PROFIT (LOSS) PER SHARE                            ($0.0015)
                                                        =======

AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                7,095,230
                                          =========

                See accompanying notes to financial statements.

                             R & R RESOURCES, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                 March 31, 1998

                                       Common Stock                               (Deficit)
                                    -------------------                          Accumulated
                                    Number                     Additional           During
                                      of                         Paid In          Development
                                    Shares       Amount          Capital              Stage
                                   ---------     ------        -----------       -------------
Balance December 31, 1997          7,095,230     $7,095        $20,716,813          ($12,588)







(Net Loss)
January 1, 1998
to March 31, 1998                                                                   ($10,390)
                                   ---------     ------        -----------          --------
Balance March 31, 1998             7,095,230     $7,095        $20,716,813          ($22,978)
                                   =========     ======        ===========          ========


                See accompanying notes to financial statements.

                             R & R RESOURCES, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                       January 1, 1998 to March 31, 1998


CASH FLOWS FROM OPERATING ACTIVITIES
  (Net Loss)                                      $(10,390)

  Decrease in accounts receivable                 $  5,000
  Increase in accounts payable                    $ 17,950
                                                  --------
  Net Cash Provided By Operating Activity         $ 12,560

CASH FLOWS FROM INVESTING ACTIVITIES
  None                                            $      0
                                                  --------
  Net increase in cash                            $ 12,560

  Cash, January 1, 1998                           $    812
                                                  --------
  Cash, March 31, 1998                            $ 13,372
                                                  ========


                See accompanying notes to financial statements.

                             R & R RESOURCES, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998



NOTE 1      ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company was organized June 10, 1997 under the laws of the State of Nevada, as Greyhawk Stained Glass, Inc. (the "Company"). The Company is primarily a development stage company in accordance with SFAS #7, and has one producing gas well as of November 21, 1997. Planned operations of the Company include the exploration and production of oil and gas in Texas.

     On June 10, 1997, the Company issued 10,000 shares of its $.001 par value company stock for $5,000. On August 15, 1997, the Company successfully completed an offering of its common stock under Regulation D, Rule 504 for 75,000 common shares of stock at $0.20 per share for $15,000.

     On October 10, 1997, the Board of Directors approved a forward stock split of 40:1, increasing the number of common shares outstanding from 85,000 common shares to 3,400,000 common shares outstanding.

     On November 12, 1997, the Board of Directors approved a forward stock split of 1.15:1, increasing the number of common shares outstanding from 3,400,000 common shares to 3,910,000 common shares outstanding. Also on this date the Board of Directors approved a name change of the Company to R & R Resources, Inc. Its OTC Electronic Bulletin Board symbols were changed to RRRI and a new Cusip number was assigned.

     On November 21, 1997, at a special meeting of the Board of Directors and Stockholders, a resolution was passed that 3,185,320 shares of restricted common stock be issued to Pilares Oil & Gas, Inc., a Texas corporation in exchange for 300,000 shares (100%) of common stock in Paint Rock Energy, Inc. The exchange of stock is to be treated as a Type "B" reorganization in compliance with the requirements of Section 368 of the Internal Revenue Code of 1954, as amended.

                             R & R RESOURCES, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

NOTE 1 - ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                  (CONTINUED)

     On December 15, 1997, at a special meeting of the Stockholders, the agreement with Pilares Oil & Gas Co. dated November 21, 1997 was ratified. Also on that date a resolution was passed to value the 3,185,230 shares of stock issued to Pilares Oil & Gas Co. at the bid price of $6.50 per share as shown on the OTC Electronic Bulletin Board market over $20,703,995.

     The Company uses the successful efforts method of accounting for oil and has producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties, are expensed.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Significant estimates include the valuation of proved undeveloped reserves and proved developed reserves related to the oil and gas properties. The oil and gas properties constitute almost 100% of total assets at March 31, 1998. The ultimate recovery of proved undeveloped reserves is dependent on the success of future development of the properties and in the Company's ability to complete the development.

NOTE 2 - OIL AND GAS PROPERTIES

     On November 21, 1997, the Company issued 3,185,320 shares of restricted common stock in exchange for an assignment of an oil, gas and mineral lease from Paint Rock Energy, Inc. The lease consists of approximately 1,280 acres and is located in Pecos and Concho Counties, Texas. No oil or gas reserves are located outside the United States of America.

                             R & R RESOURCES, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998


NOTE 2 - OIL AND GAS PROPERTIES (CONTINUED)

      The oil and gas property has been appraised by Nova Petroleum Resource Company, Certified Petroleum Geologists and Registered Professional Engineers, in the Summary of Reserves and Valuation dated August 13, 1997 and May 30, 1998. The report appraised the 1,280 acres described above. This appraisal classified the petroleum as proved undeveloped reserves, and proved developed reserves and supports the following valuation of the acres:

                             Net                       Net Present Value      Net Present Value
                             Oil          Net Gas        @ 0% Discount         @ 10% Discount
                            (Bbls)         (MCF)            $ USD                 $ USD
                            ------      ----------     -----------------      -----------------
Undeveloped                 88,394      22,930,461       $47,452,014             $16,309,551
Developed                        0               0       $         0                       0
                                                                                 -----------
                                                                                 $16,309,551
                                                                                 ===========


      The net present value of the oil and gas reserves is based on estimates of future cash inflows and cash outflows over thirty (30) years. The cash outflows include direct and indirect production costs. In addition, future cash outflows include severance taxes and ad valorem taxes but not income taxes. A definition of proved undeveloped reserves is presented by the Securities and Exchange
Commission:

Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proven effective by actual tests in the area and in the same reservoir.

                             R & R RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 2 - OIL AND GAS PROPERTIES (CONTINUED)

     The oil and gas property valuation of proved developed reserves was based on an average sales price for oil of $18.00 per barrel while an average sales price for gas of $2.00 per 1,000 cubic feet of gas (MCF) was used. The gas wells are to be operated by Pilares Oil & Gas Co. The wells are leased under a 100% working interest with an 80% net revenue interest to be received by R & R Resources, Inc.

NOTE 3 - SUBSEQUENT EVENT

     On May 28, 1998 the management of the Company announced an agreement in principle to acquire all of the outstanding shares of stock of privately held Subsurface Energy Corp. of Coleman, Texas. Subsurface Energy Corp. has 26 producing oil wells in addition to substantial oil and gas reserves in Coleman, Runnels and Tom Green Counties, Texas. The value of the proposed acquisition is subject to the final valuation by a third party oil and gas engineering firm and approval of both companies' board of directors.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           -------------------------------------
                                                       (Registrant)


Date                                    By
     -------------------------------       -------------------------------------
                                                       (Signature)