Form 10QSB
period 1998-06-30
R&R RESOURCES INC
filed 1998-08-26
CIK 759999

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998
                               --------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from          to
                               --------    --------

Commission file number  #000-23851
                       ------------

                         R & R Resources, Inc.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                Nevada                                         86-0874841
----------------------------------------------         -------------------------
     (State or Other Jurisdiction of)                        (IRS Employer
      Incorporation or Organization)                       Identification No.)


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

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes        No
                                  ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                --------------------------------

      Transitional Small Business Disclosure Format (check one):


                               Yes X      No
                                  ---       ---

R&R RESOURCES -- PAGE 2 -- FOR THE PERIOD ENDED JUNE 30, 1998


Item 2. Management's Discussion...

R&R Resources was incorporated June 10, 1997, but there were no material operations during the quarter ended June 30, 1997. There are no comparable financial results. During the current quarter, R&R sustained a minor net loss due to concentration on refurbishing non-performing and under-performing wells. In addition, oil and gas prices drifted lower from the beginning of the year and from the first quarter.

Oil and gas prices are normally reflective of inflation trends and are not expected to impact financial results for R&R during the remainder of the year in any significant way compared to any other small oil and gas producer.

During the current quarter -- on May 28 -- R&R publicly-announced an agreement in principle to acquire all of the outstanding stock of privately-held Subsurface Energy Corp. of Coleman, Texas. Subsurface has 26 producing oil wells in addition to substantial oil and gas reserves in Coleman, Runnels and Tom Green Counties, Texas. On June 30, Nova Petroleum Resources Corp. submitted a third-party valuation of the Subsurface properties (known as the Gassiot Properties, Glass Mountains Property and the Wardlaw Property). The combined assets of all properties were valued at more than $49,000,000 and are included on R&R's balance sheet for June 30, 1998. Results of operations from the acquired wells were minimal for the quarter.

         R&R RESOURCES -- PAGE 3 -- FOR THE PERIOD ENDED JUNE 30, 1998


     The Company believes that it can be marginally profitable at the current pricing levels and with the current physical equipment and level of operations. Lower oil and gas prices would mean marginally greater losses and rising prices and inflation should provide profitability.

PART II

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

Subsurface Energy wells were acquired in exchange for 2,060,000 shares of Common Stock in R&R bringing the total shares outstanding to 9,155,230.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

                                [KDS LETTERHEAD]

                                   EXHIBIT A


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
R & R Resources, Inc.
Las Vegas, Nevada


     I have audited the accompanying balance sheet of R & R Resources,Inc. (a development stage company), as of June 30, 1998, and the related statements of operations, stockholders' equity and cash flows for the period from January
1, 1998 to June 30, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit in accordance with standards established by the American Institute of Certified Public Accountants.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R & R Resources, Inc. as of June 30, 1998 and the results of their operations and their cash flows for the period from January 1, 1998 to June 30, 1998 in conformity with generally accepted accounting principles.

     As more fully explained in Note 2, the accompanying balance sheet includes oil & gas properties stated at $49,050,412. The ultimate recovery of such amount is dependent on the success of future development of the properties and the Company's ability to complete the development.


    /s/ KURT D. SALIGER C.P.A.
-----------------------------
Kurt D. Saliger C.P.A.
August 20, 1998

                             R & R RESOURCES, INC.
                        ( A Development Stage Company )
                                 BALANCE SHEET
                                 June 30, 1998

                                     ASSETS

CURRENT ASSETS
        Cash                                                $    28,217
        Accounts Receivable                                 $     1,600
        Inventory                                           $     8,246
                                                            -----------
        TOTAL CURRENT ASSETS                                $    38,063

FIXED ASSETS                                                $   287,500
OTHER ASSETS
        Oil & Gas Properties (Note 2)                       $49,050,412
                                                            -----------
        TOTAL OTHER ASSETS                                  $49,050,412
                                                            -----------
                          TOTAL ASSETS                      $49,375,975
                                                            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts Payable                                    $    38,218
                                                            -----------
        TOTAL CURRENT LIABILITIES                           $    38,218

LONG-TERM DEBT                                              $         0

STOCKHOLDERS' EQUITY
        Common Stock, $.001 par value,
        authorized 50,000,000 shares; issued
        and outstanding at June 30, 1998
        9,155,230 shares                                    $     9,155

        Additional Paid In Capital                          $49,357,003

        Deficit Accumulated During Development Stage           ($28,401)
                                                            -----------
        TOTAL STOCKHOLDERS' EQUITY                          $49,337,757
                                                            -----------
                         TOTAL LIABILITIES AND
                         STOCKHOLDERS' EQUITY               $49,375,975
                                                            ===========

                See accompanying notes to financial statements.

                             R & R RESOURCES, INC.
                        ( A Development Stage Company )
                            STATEMENT OF OPERATIONS
                        January 1, 1998 to June 30, 1998

INCOME
Revenue                                                        $ 33,448
                                                               --------
TOTAL INCOME                                                   $ 33,448


EXPENSES
Oil & Gas Expenses                                             $ 10,835
General and
        Administrative                                         $ 38,426
                                                               --------
TOTAL EXPENSES                                                 $ 49,261
                                                               --------
NET PROFIT (LOSS)                                              ($15,813)
                                                               ========


NET PROFIT (LOSS)
PER SHARE                                                      ($0.0017)
                                                               ========
AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING                                     9,155,230
                                                      =========

                See accompanying notes to financial statements.

                             R & R RESOURCES, INC.
                        ( A Development Stage Company )
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                 June 30, 1998


                                   Common Stock                            (Deficit)
                                -------------------                       Accumulated
                                 Number                 Additional          During
                                   of                    Paid In          Development
                                 Shares      Amount      Capital             Stage
                                ---------    ------    -----------        -----------
Balance December 31, 1997       7,095,230    $7,095    $20,716,813         ($12,588)

May 28, 1998
Shares issued in exchange
for 100% shares of
Subsurface Energy Corp.         2,060,000    $2,060    $28,640,191

(Net Loss)
January 1, 1998
to June 30, 1998                                                           ($15,813)
                                ---------    ------    -----------         --------
Balance June 30, 1998           9,155,230    $9,155    $49,357,004         ($28,401)
                                =========    ======    ===========         ========

                See accompanying notes to financial statements.

                             R & R RESOURCES, INC.
                        ( A Development Stage Company )
                            STATEMENT OF CASH FLOWS
                        January 1, 1998 to June 30, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
        (Net Loss)                                              $(15,813)

        Increase in accounts receivable                         $ 5,000
        Increase in accounts payable                            $ 38,218
                                                                --------
        Net Cash Provided By
                Operating Activity                              $ 27,405

CASH FLOWS FROM INVESTING ACTIVITIES
        None                                                    $      0
                                                                --------
        Net increase in cash                                    $ 27,405

        Cash, January 1, 1998                                   $    812
                                                                --------
        Cash, June 30, 1998                                     $ 28,217
                                                                ========

                See accompanying notes to financial statements.

                             R & R RESOURCES, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998



NOTE 1 - ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Significant estimates include the valuation of proved undeveloped reserves and proved developed reserves related to the oil and gas properties. The oil and gas properties constitute almost 100% of total assets at June 30, 1998. The ultimate recovery of proved undeveloped reserves is dependent on the success of future development of the properties and in the Company's ability to complete the development.

NOTE 2 - OIL AND GAS PROPERTIES

     On November 21, 1997, the Company issued 3,185,320 shares of restricted common stock in exchange for an assignment of an oil, gas and mineral lease from Paint Rock Energy, Inc. The lease consists of approximately 1,280 acres and is located in Pecos and Concho Counties, Texas.

                             R & R RESOURCES, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998


NOTE 2 - OIL AND GAS PROPERTIES (CONTINUED)

     On May 28, 1998, the Company issued 2,060,000 shares of restricted common stock in exchange for 100% of the shares in Subsurface Energy Corp. Subsurface Energy Corp. owns oil and gas leases of approximately 3,130 acres located in Coleman, Runnels and Tom Green Counties, Texas.

     No oil and gas reserves are located outside the United States of America.

     The oil and gas property has been appraised by Nova Petroleum Resource Company, Certified Petroleum Geologists and Registered Professional Engineers, in the Summary of Reserves and Valuation dated August 13, 1997 and June 30, 1998. The report appraised the 4,410 acres described above. This appraisal classified the petroleum as proved undeveloped reserves, and proved developed reserves and supports the following valuation of the acres.


                             Net                       Net Present Value      Net Present Value
                             Oil          Net Gas        @ 0% Discount         @ 10% Discount
                            (Bbls)         (MCF)            $ USD                 $ USD
                          ---------      ----------     -----------------      -----------------
Undeveloped               3,416,014      35,393,911      $105,999,826            $49,050,412
Developed                        0               0       $          0                      0
                                                                                 -----------
                                                                                 $49,050,412
                                                                                 ===========


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

                             R & R RESOURCES, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998


NOTE 2 - OIL AND GAS PROPERTIES (CONTINUED)

     Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.

     Proved resources for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proven effective by actual tests in the area and in the same reservoir.

     The oil and gas property valuation of proved developed reserves was based on an average sales price for oil of $15.34 per barrel while an average sales price for gas of $2.54 per 1,000 cubic feet of gas (MCF) was used. The gas wells are to be operated by Pilares Oil & Gas Co. The wells are leased under a 100% working interest with an 80% net revenue interest to be received by R & R Resources, Inc.

NOTE 3 -  ACQUISITION OF SUBSURFACE ENERGY CORP.

     On May 28, 1998 the Company acquired 100% of the shares of privately held Subsurface Energy Corp. of Coleman, Texas in exchange for 2,060,000 shares of restricted common stock of the Company. The exchange of stock is to be treated as a Type "B" reorganization in compliance with the requirements of Section 368 of the Internal Revenue Code of 1954, as amended.

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