Form 10QSB
period 1998-09-30
R&R RESOURCES INC
filed 1998-11-10
CIK 759999

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998
                               ------------------

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

                               Yes        No
                                  ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS


      State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:     9,155,230
                                                --------------------------------

      Transitional Small Business Disclosure Format (check one):


                               Yes X      No
                                  ---       ---

R&R RESOURCES -- PAGE 2 -- FOR THE PERIOD ENDED SEPTEMBER 30, 1998


Item 2. Management's Discussion...

R&R Resources was incorporated June 10, 1997, but there were no material operations during the quarter ended September 30, 1997. There are no comparable financial results. During the current quarter, R&R sustained a minor net loss due to concentration on refurbishing non-performing and under-performing wells. In addition, oil and gas prices drifted lower from the beginning of the year and from the second quarter.

Oil and gas prices are normally reflective of supply and demand factors and are not expected to impact financial results for R&R during the remainder of the year in any significant way.

The Company invested in refurbishing some of the 26 Subsurface Energy Corp. producing oil wells during the quarter. Increased production revenues and earnings are expected from this remedial work.

         R&R RESOURCES -- PAGE 3 -- FOR THE PERIOD ENDED SEPTEMBER 30, 1998


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

                                [KDS LETTERHEAD]

                                   EXHIBIT A


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
R & R Resources, Inc.
Las Vegas, Nevada


     I have audited the accompanying balance sheet of R & R Resources, Inc. (a development stage company), as of June 30, 1998, and the related statements of operations, stockholders' equity and cash flows for the period from January 1, 1998 to September 30, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit in accordance with standards established by the American Institute of Certified Public Accountants.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R & R Resources, Inc. as of September 30, 1998 and the results of their operations and their cash flows for the period from January 1, 1998 to September 30, 1998 in conformity with generally accepted accounting principles.

     As more fully explained in Note 2, the accompanying balance sheet includes oil & gas properties stated at $49,050,412. The ultimate recovery of such amount is dependent on the success of future development of the properties and the Company's ability to complete the development.


    /s/ KURT D. SALIGER C.P.A.
-----------------------------
Kurt D. Saliger C.P.A.
November 4, 1998

                             R & R RESOURCES, INC.
                        ( A Development Stage Company )
                                 BALANCE SHEET
                               September 30, 1998

                                     ASSETS

CURRENT ASSETS
        Cash                                                $    32,405
        Accounts Receivable                                 $     1,600
        Inventory                                           $     8,246
                                                            -----------
        TOTAL CURRENT ASSETS                                $    34,005

FIXED ASSETS                                                $   287,500
OTHER ASSETS
        Oil & Gas Properties (Note 2)                       $49,050,412
                                                            -----------
        TOTAL OTHER ASSETS                                  $49,050,412
                                                            -----------
                          TOTAL ASSETS                      $49,371,917
                                                            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts Payable                                    $    64,966
                                                            -----------
        TOTAL CURRENT LIABILITIES                           $    64,966

LONG-TERM DEBT                                              $         0

STOCKHOLDERS' EQUITY
        Common Stock, $.001 par value,
        authorized 50,000,000 shares; issued
        and outstanding at September 30, 1998
        9,155,230 shares                                    $     9,155

        Additional Paid In Capital                          $49,357,003

        Deficit Accumulated During Development Stage           ($59,207)
                                                            -----------
        TOTAL STOCKHOLDERS' EQUITY                          $49,306,951
                                                            -----------
                         TOTAL LIABILITIES AND
                         STOCKHOLDERS' EQUITY               $49,371,917
                                                            ===========

                See accompanying notes to financial statements.

                             R & R RESOURCES, INC.
                        ( A Development Stage Company )
                            STATEMENT OF OPERATIONS
                     January 1, 1998 to September 30, 1998

                                 3rd Qtr Only
                                 ------------
INCOME
Revenue                       $ 12,250                         $ 45,698
                                                               --------
TOTAL INCOME                                                   $ 45,698


EXPENSES
Oil & Gas Expenses            $ 21,990                         $ 32,825
General and
        Administrative        $ 21,066                         $ 59,492
                                                               --------
TOTAL EXPENSES                $ 43,056                         $ 92,317
                                                               --------
NET PROFIT (LOSS)             ($30,806)                        ($46,619)
                                                               ========


NET PROFIT (LOSS)
PER SHARE                     ($0.0034)                        ($0.0051)
                                                               ========
AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING                             9,155,230
                                              =========

                See accompanying notes to financial statements.

                             R & R RESOURCES, INC.
                        ( A Development Stage Company )
                       STATEMENT OF STOCKHOLDERS' EQUITY
                               September 30, 1998


                                   Common Stock                            (Deficit)
                                -------------------                       Accumulated
                                 Number                 Additional          During
                                   of                    Paid In          Development
                                 Shares      Amount      Capital             Stage
                                ---------    ------    -----------        -----------
Balance December 31, 1997       7,095,230    $7,095    $20,716,813         ($12,588)

May 28, 1998
Shares issued in exchange
for 100% shares of
Subsurface Energy Corp.         2,060,000    $2,060    $28,640,191

(Net Loss)
January 1, 1998
to September 30, 1998                                                      ($46,619)
                                ---------    ------    -----------         --------
Balance September 30, 1998      9,155,230    $9,155    $49,357,004         ($59,207)
                                =========    ======    ===========         ========

                See accompanying notes to financial statements.

                             R & R RESOURCES, INC.
                        ( A Development Stage Company )
                            STATEMENT OF CASH FLOWS
                     January 1, 1998 to September 30, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
        (Net Loss)                                              $(46,619)

        Decrease in accounts receivable                         $  5,000
        Increase in accounts payable                            $ 64,966
        Increase in inventory                                   $  8,246
                                                                --------
        Net Cash Provided By
                Operating Activity                              $ 31,593

CASH FLOWS FROM INVESTING ACTIVITIES
        None                                                    $      0
                                                                --------
        Net increase in cash                                    $ 31,593

        Cash, January 1, 1998                                   $    812
                                                                --------
        Cash, September 30, 1998                                $ 32,405
                                                                ========

                See accompanying notes to financial statements.

                             R & R RESOURCES, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998



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

                             R & R RESOURCES, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               Septebmer 30, 1998

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

     Significant estimates include the valuation of proved undeveloped reserves and proved developed reserves related to the oil and gas properties. The oil and gas properties constitute almost 100% of total assets at September 30, 1998. The ultimate recovery of proved undeveloped reserves is dependent on the success of future development of the properties and in the Company's ability to complete the development.

NOTE 2 - OIL AND GAS PROPERTIES

     On November 21, 1997, the Company issued 3,185,320 shares of restricted common stock in exchange for an assignment of an oil, gas and mineral lease from Paint Rock Energy, Inc. The lease consists of approximately 1,280 acres and is located in Pecos and Concho Counties, Texas.

                             R & R RESOURCES, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998


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

                             R & R RESOURCES, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998


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

                                           /s/ GREGORY A. McANDREWS
                                               FOR R&R RESOURCES, INC.
                                           -------------------------------------
                                                       (Registrant)


Date  11/9/1998                          By /s/ GREGORY A. McANDREWS
     -------------------------------       -------------------------------------
                                                       (Signature)