Form 10QSB/A
period 1998-09-30
R&R RESOURCES INC
filed 1998-11-10
CIK 759999

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB

                                AMENDMENT NO. 1

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

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           /s/ WILLIAM D. BATTS,
                                               President
                                           -------------------------------------
                                                       (Registrant)


Date  11/10/1998                          By /s/ NORMA G.E. ELTRINGHAM
     -------------------------------       -------------------------------------
                                          Secretary Treasurer, Financial Officer