Form 10KSB
period 1998-12-31
CENTENARY INTERNATIONAL CORP
filed 1999-03-29
CIK 759999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1998.
                                          OR
[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934

        Commission  File  Number  000-23851

                          CENTENARY INTERNATIONAL CORP.
                         (formerly, R&R Resources, Inc.)
             (Exact name of registrant as specified in its charter)

Nevada                                                                86-0874841
(State  or  other  jurisdiction  of                            (I.R.S.  Employer
 incorporation  or  organization)                           Identification  No.)

692  Madison  Avenue,  Third  Floor,  New  York,  NY                       10021
(Address  of  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone  number,  including  area  code:         (212)  644-2113

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001
                                                              (Title  of  Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]   No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The  Company had revenues of $113,163, 078 for its most recent fiscal year.

     As of March 17, 1999, there were outstanding 18,963,500 shares of the registrant's $.001 par value Common Stock, and the aggregate market value held by non-affiliates was approximately $6,400,181.

                               Table  of  Contents


PART I

Item 1.     Description of Business                                          1

Item 2.     Description of Property                                          7

Item 3.     Legal Proceedings                                                8

Item 4.     Submission of Matters to a Vote of Security Holders              8

PART II

Item 5.     Market for Common Equity
            and Related Stockholder Matters                                  8

Item 6.     Management's Discussion and Analysis                             9

Item 7.     Financial Statements                                            16

Item 8.     Changes in and Disagreements with Accountant
            on Accounting and Financial Disclosure                          16

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act               18

Item 10.    Executive Compensation                                          19

Item 11.    Security Ownership of Certain Beneficial Owners and Management  21

Item 12.    Certain Relationships and Related Transactions                  22

PART IV

Item 13.    Exhibits and Reports on Form 8-K                                24

SIGNATURES                                                              26

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

     Centenary International Corp. (the "Company") conducts its operations through its 99% owned subsidiary, Centenary S.A., and, as of February 1, 1999, its 100% owned subsidiary, Platafreight S.A. References to the Company include these subsidiaries. The Company's business is the international trading of food commodities (agriproducts). The Company trades agriproducts such as wheat, corn and other grains, poultry, beans, edible oils, other foods and livestock meal. Beginning February 1, 1999, the Company provided freight forwarding services through Platafreight S.A. The Company's executive office is located in New York City. The Company's operations office is located in Buenos Aires, Argentina.

     Almost all of the Company's operating revenues are generated outside of the United States from customers worldwide. The Company conducts its food commodity trading activities in the Pacific region, Mercosur (the South American Common Market), the Mediterranean region, Russia and other nations of the former Soviet Union, China and the Far East, Africa, the Middle East, the Caribbean and Europe.

     The company also owns and operates a 70,000 acre (24,000 hectares) ranch in Argentina located near the city of Salta. The ranch was purchased primarily to develop an olive tree grove and olive oil production facility. Current operations of the ranch are insignificant to the overall operations of the company. However, beginning with the first olive harvest and olive oil production, expected in 2000, the Company anticipates tha t the olive oil operation will increase significantly in future years. The ranch currently includes 2,500 acres (1,000 hectares) of an olive tree grove, 12,000 acres
(5,000 hectares) for cattle breeding, 240 acres (100 hectares) of planted tobacco and 720 acres (300 hectares) of planted alfalfa.

     In December, 1998, the Company purchased an additional 82,000 acre ranch in Argentina located near the city of Morillo, which will be legally transferred to the Company in 1999.

     For the year ended December 31, 1998, the Company had revenues of $113,163,078 and a net pre tax profit of $852,447.

     The Company's common stock is traded on the over-the-counter bulletin board ("OTC BB") under the trading symbol "RRRI".

HISTORICAL

     The Company was incorporated under Nevada law on June 10, 1997 under the name Grayhawk Stained Glass, Inc. In November, 1997, the Company acquired Paint Rock Energy, Inc., which was engaged in the oil and gas business, at which time the Company changed its name to R&R Resources, Inc. In June, 1998, the Company acquired Subsurface Energy Corp., which also was engaged in the oil and gas business.

     On November 12, 1998, the Company acquired 100% of the outstanding shares of Centenary S.A., an Argentine corporation from the stockholders of Centenary S.A. in exchange for 15,053,500 shares of the Company's common stock, which were all issued to Centenary Group S.A. All of the former Directors of the Company resigned, and the current Directors were appointed. Centenary Group S.A.
became a control person of the Company. The terms and conditions of the acquisition were determined by the parties through arms length negotiations. Subsequently, and pursuant to Argentina law which requires at least two entities as owners of an Argentine corporation, the Company sold 1% of its equity in Centenary S.A. to Centenary Group S.A., a Uruguayan corporation, for a note receivable of $176,000.

     Concurrent with the acquisition of Centenary S.A., the Company entered into a Rescission Agreement ("Pilares Rescission Agreement") pursuant to which the Company rescinded its prior Acquisition Agreement and Assignment with Pilares Oil & Gas, Inc. ("Pilares"). Pursuant to this Acquisition Agreement and Assignment, Pilares had conveyed 300,000 shares of Paint Rock Energy, Inc. ("Paint Rock") to the Company in exchange for 3,185,000 shares of common stock of the Company. Paint Rock is in the oil and gas business. Pursuant to the Pilares Rescission Agreement, Pilares tendered the 3,185,230 shares of the Company's common stock to the Company, and the Company tendered the 300,000 shares of Paint Rock stock to Pilares. The 3,185,000 shares of the Company's common stock were then canceled. At the time of this rescission, Pilares Oil & Gas was a holder of approximately 13% of the common stock of the Company. The terms and conditions of the rescission were determined by the parties through arms length negotiations. However, no appraisal was conducted.

     Also concurrent with the acquisition of Centenary S.A., the Company entered into a Rescission Agreement ("Gassiot Rescission Agreement") pursuant to which the Company rescinded its prior Acquisition Agreement and Assignment with Jimmy
M. Gassiot ("Gassiot"). Pursuant to this Acquisition Agreement and Assignment, Gassiot had conveyed 50 shares of Subsurface Energy Corp. (ASubsurface") to the Company which represented all of the shares of Subsurface then outstanding in exchange for 2,060,000 shares of common stock of the Company. Subsurface is in the oil and gas business. Pursuant to the Gassiot Rescission Agreement, Gassiot tendered the 2,060,000 shares of the Company's stock to the Company, and the Company tendered the 50 shares of Subsurface stock to Gassiot. The 2,060,000 shares of the Company's common stock were then canceled. At the time of this rescission, Mr. Gassiot was a holder of approximately 10% of the common stock of the Company. The terms and conditions of the rescission were determined by the parties through arms length negotiations. However, no appraisal was conducted.

     The Pilares Rescission Agreement and the Gassiot Rescission Agreement were entered into concurrent with the acquisition of 100% of the stock of Centenary S.A. and were conditions to the acquisition. The Board of Directors of the Company determined that in view of the change of business operations of the Company once the Centenary S.A. transaction was consummated that it would be in the best interest of the Company to divest itself of its oil and gas businesses.

     On February 1, 1999, the Company acquired Platafreight S.A., a freight forwarder which had 1998 annual revenues of approximately $13,000,000.

     The Company has 50,000,000 authorized shares of common stock of which 18,963,500 shares are outstanding as of December 31, 1998. Centenary Group S.A., an Uruguayan private corporation, owns approximately 79.4% of the shares of common stock of the Company. Centenary Group S.A. has a website at www.centenarygroup.com.

BUSINESS  OPERATIONS

The Company currently operates primarily in one segment, which is the trading of food commodities. During 1998, the Company had net revenues of $113,163,078 and shipped 603,986 metric tons of food commodities. The Company buys, sells and markets food commodities such as wheat and other grains, corn, beans, livestock meal, edible oils, poultry and other foods. The Company's principal sources of these products are South American agriproducers, such as silo operators and farm cooperatives.

     According to Mercado magazine, Centenary S.A. is ranked as the tenth largest export firm in Argentina. Centenary S.A. began operations in 1991.

     The Company's business involves the identification of the demand for agriproducts internationally and fulfilling the need through its network of agriproducers. The business consists of purchasing food commodities in the country of origin from agriproducers, hiring ships in the world sea freight market, shipping on a F.O.B. basis, borrowing on credit lines, obtaining the buyer's collateral and selling the food commodities to a customer. The purchase and sale often take place at approximately the same time.

     World demand for agriproducts changes because of weather, economic, political, geographical and other factors. The most important factors influencing the trading of commodities are import regulations and taxes, government foreign exchange policies and the balance of trade of the purchasing country.

     Once demand for agriproducts has been identified, the Company searches to find the required product among the supplying and exporting countries. The Company coordinates the availability and quality of the merchandise, port facilities, loading, freight, schedules, financing, guarantees, and control and document requirements for each transaction.

     The Company's sales consist primarily of high volume transactions. The majority of the products have international specifications. The reference point for prices is generally the spot or futures market in world trading centers. The Company limits its market risk exposure in a each food commodity transaction by often purchasing and selling at approximately the same time. Credit risk is limited because the Company's customers are generally large, well-established companies.

     The principal customers of the Company are food producers and processors worldwide. None of the Company's business is dependent on a single customer or a few customers. No customer represents more than 10% of the Company's sales.

     The Company's primary markets are: the Pacific, Caribbean, Middle East, Russia and former Soviet countries, Africa, Mercosur (the South American Common Market), China and the Far East. Sales to other countries in other regions are in response to specific trading opportunities and are not necessarily recurring in nature.

     Revenues  were $113,163,078 in 1998, and $105,857,354 in 1997.  The Company
shipped 603,986 metric tons of food commodities in 1998 compared to 374,177 metric tons in 1997. The 7% increase in sales was attributable primarily to an increase in volume of 61% at significantly lower selling prices than in 1997. The lower prices are reflective of the commodities market in general in 1998. See, Management's Discussion and Analysis.

SEASONALITY  OF  BUSINESS

     In any year, the availability and price of food commodities are subject to wide fluctuations due to unpredictable factors such as weather, planting decisions of growers, government policies, economic conditions, changes in global demand, and production of competitive or substitute crops. The Company's ability to deliver and remain competitive is dependent on the availability of sea and land transportation at reasonable prices.

Price variations caused by normal market volatility and availability (or lack thereof) of agriproducts at harvest can cause wide fluctuations in the Company's shipments to customers on a month to month basis. Markets for the Company's products are highly price and service competitive.

PROPERTIES

     Substantially all of the company's real estate and fixed assets are in Argentina. The Company's executive offices in New York City are provided by an officer of the Company. See, Certain Relationships and Related Transactions. The Company owns a 5,000 square foot office in Buenos Aires, Argentina, from which it manages its food commodities trading business.

     The Company also owns a 70,000 acre (24,000 hectares) ranch in Argentina located in the near the city of Salta. The ranch was purchased for the development of an olive tree grove and olive oil production facility. The olive tree grove has not produced its first harvest yet and therefore currently does not provide significant revenues.

     The  ranch  currently  has  the  following  facilities:

     (a) 2,500 acres (1,000 hectares) of olive tree grove containing 250,000 olive trees. The acreage is irrigated by modern, state-of-the art systems imported from the United States consisting of four electric wells, with each well producing an average water volume of 280,000 liters per hour. The orchard frame is designed to accommodate a 100 plant per acre density.

     (b) A slaughterhouse, a cold-storage plant, a factory for manufacturing pelletized alfalfa for resale as animal feed, and a tobacco curing facility.

     (c)  A ranch house and administrative buildings

     (d) 12,000 acres (5,000 hectares) for cattle breeding and a small herd of cattle and steers, 240 acres (100 hectares) of planted tobacco and 720 acres (300 hectares) of planted alfalfa.

     In December, 1998, the Company paid $3,000,000 for an additional 82,000 acre ranch in Argentina located near the city of Morillo, which the Company plans to use for planting cotton and raising cattle, bringing the Company's total ranch and farm acreage to 152,000 acres.

GROWTH  STRATEGY

     The Company believes that it will be necessary to obtain additional equity or debt financing to effectuate its growth strategy.

     Food Trading. If the Company obtains additional working capital, the Company believes that it will be able to increase its commodities trading activities using existing personnel and its present administrative and commercial network. Such additional working capital would be used to increase the Company's international trading business activities. For each additional $8.40 of working capital, the Company believes it can increase annual revenues by approximately $100.00. For example, if the Company were able to raise $8,400,000 in additional working capital, revenues could increase by up to an additional $100,000,000 annually. However, there can be no assurance that the Company will be able to raise any additional capital, nor can there be any assurance that the use of additional working capital will result in increased sales.

     Olive Cultivation. The Company plans to increase the olive tree grove by 500,000 olive trees. These plans are subject to the Company raising additional capital. Following such a planting, the Company would have 750,000 olive trees on 7,500 cultivated acres (3,000 hectares) which would produce approximately 30,000 metric tons of olives per year.

     Olive Oil Production. The Company plans to build an olive oil production facility late in 1999. The capacity of the facility will be 5,000 metric tons of bottled extra virgin oil under the registered trademark "Ampascachi."

     Animal Feed Production. The Company anticipates expanding its production of pelletized alfalfa to 25,000 metric tons annually and building an animal feed production facility to complete the vertical integration of beef processing to include a cattle ranch, a cattle feedlot, a slaughter house and a cold storage facility.
PATENTS,  TRADEMARKS  AND  LICENSES

     Centenary S.A. has registered the trademarks "Centenary-Food for the World", "Ampascachi" and "Nutrinor" in Argentina.

EMPLOYEES

     The Company has approximately 60 full time employees of which 15 are in management positions including corporate and administrative operations. None of the Company's employees are represented by a union and the Company considers its employee relations to be good. The Company outsources labor for its agricultural operations.

RISK  FACTORS

     Recent Financial Results. The Company incurred a profit before taxes of $852,447 for year ended December 31, 1998, and a profit before taxes of $284,156 for the year ended and December 31, 1997. In order to become more profitable, the Company must increase its shipments/sales and/or increase profit margins. There can be no assurance the Company will become consistently profitable and the failure of the Company to do so could ultimately result in the inability of the Company to pay its financial obligations as they become due.

     At December 31, 1998, the Company reported working capital of approximately $8,809,948, and at December 31, 1997, the Company reported working capital of approximately $4,817,742. The Company has historically funded its operations through a combination of internally generated cash and short and long term borrowing. In order to expand the scope of its business activities the Company must obtain equity or debt financing on favorable terms. However, debt financing may not be available to the Company and equity financing, if available, could have a dilutive effect on existing shareholders. There can be no assurance that the Company will be successful in raising capital through the sale of equity or debt. The Company does not currently have material commitments for capital expenditures and does not anticipate entering into any such commitments during the next twelve months unless it is able to raise additional capital.

     Foreign Political Climate. The Company has customers worldwide. Any change in a national or regional political climate could have a negative impact on the Company, up to and including the complete loss of customer revenues from a particular nation or region. The Company has never experienced significant set backs in connection with the political climate in the countries of its customers. Centenary S.A. discontinued its business with Cuba in November, 1998 when it became a subsidiary of the Company. The Company is also subject to governmental regulation of food imports and exports.

     International Transactions. The Company's international business transactions are affected by: (i) fluctuations in the exchange rate of foreign currencies, (ii) the routine or extraordinary foreign government control of the transfer of funds across international borders; and (iii), to foreign taxes, tariffs and duties. Any of the foregoing could adversely impact the Company. The Company's contracts are denominated in U.S. dollars and paid in U.S. dollars. The functional currency of the Company is the Argentina Peso. Since 1992, the exchange rate between the Argentina peso and the U.S. dollar has been 1:1.

     Competition. Many of the Company's competitors are much larger firms and have greater capital resources and marketing strengths. The Company believes that it can compete effectively in such an environment. The Company is able to efficiently sell Mercosur food products into a large international niche because the Company's operational headquarters is located in a member nation of Mercosur and the Company can make decisions without consulting a U.S. or European head office.

ITEM 2. DESCRIPTION OF PROPERTY

OFFICE  FACILITIES

     The Company's principal U. S. executive office is located in shared office space at 692 Madison Avenue, Third Floor, New York, NY 10021. The office space is provided by an officer of the Company. See, Certain Relationships and Related Transactions.

     The Company's operations office is located in Buenos Aires, Argentina where the Company owns a 5,000 square foot office. As of December 31, 1998, one payment of $186,963 and four annual payments of $87,375 each remain on the mortgage.

FARMING  AND  RANCHING  FACILITIES

     The Company owns a 70,000 acre ranch in Argentina located near the city of Salta. The ranch is collateral for certain debt of the Company. See, Note 6 to the Consolidated Financial Statements. In December, 1998, the Company purchased an additional 82,000 acre ranch in Argentina located near the city of Morillo, which will be legally transferred to the Company in 1999.

     The Company believes that its facilities are adequate for its present operations and that suitable additional facilities would be available in the future on a reasonable basis.

ITEM 3. LEGAL PROCEEDINGS

     Other than routine litigation incidental to the Company's business, there are no legal proceedings of which management is aware and in which the Company or its wholly-owned subsidiaries and any of their directors or officers are a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The shareholders of the corporation adopted a resolution to change the name of the Company to Centenary International Corp. at a special meeting of shareholders held on December 21, 1998, by a shareholder vote of 16,131,083 votes for, 100 votes against and -0- votes abstaining

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is currently traded on the over-the-counter bulletin board ("OTC BB") under the symbol "RRRI." The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for the common stock of the Company as reported on the OTC BB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

QUARTER ENDED        HIGH BID    LOW BID
------------------  ----------  ---------

Inception through
June 30, 1997       $      (*)  $     (*)
September 30, 1997  $      (*)  $     (*)
December 31, 1997   $     7.00  $   6-1/2

March 31, 1998      $    7-7/8  $   6-1/2
June 30, 1998       $    9-5/8  $    7.00
September 30, 1998  $    6-1/2  $    4.00
December 31, 1998   $    7-7/8  $   1-1/4

______________________________
(*)     There  were  no  reported bids on the Company's common stock during this period.  The  Company  was  incorporated  on  June  10,  1997.

     On March 24, 1999, the closing bid price for the common stock of the Company on the OTC BB was $1-13/16 per share. On March 24, 1999, there were approximately 553 stockholders of record of the common stock of the Company , including broker-dealers holding shares beneficially owned by their customers.

DIVIDENDS

     The Company has not paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     The following Management Discussion and Analysis of Financial Condition and Results of Operations is qualified by reference to and should be read in conjunction with, the Company's Consolidated Financial Statements and the Notes thereto as set forth beginning on page F-1.

INFORMATION  REGARDING  AND  FACTORS  AFFECTING  FORWARD  LOOKING  STATEMENTS

     The Company is including the following cautionary statement in this Report on Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company.
Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained in this Report on Form 10-KSB are forward-looking statements and the matters discussed in these forward-looking statements are subject to risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's forward-looking statements are expressed in good faith and are believed by the Company to have a reasonable basis based on management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that any matter discussed in a forward-looking statement will ultimately be achieved, or if achieved, will have the same impact on the Company as discussed in the forward-looking statement. In addition to those factors already mentioned, other factors which could effect forward-looking statements are the ability of the Company to obtain financing on favorable terms, the success of the Company's olive oil, animal feed, cattle feeding and meat processing operations, demand and supply factors for food commodities, competitive factors, weather conditions, crop yield and failures, crop oversupply, geopolitical changes, import restrictions in countries of customers, the effect of inflation and government regulation. The Company has no obligation to update or revise any forward-looking statements to reflect future events.

SELECTED  CONSOLIDATED  FINANCIAL  DATA

     The following table set forth selected financial data for the years ended December 31,
1998  and  1997.  The  information  is  derived  from  the  audited Consolidated
Financial Statements of the Company, which have been audited by Grant Thornton Buenos Aires, the Company's independent public accountants. This table should be read in conjunction with Management's Discussion and Analysis, and the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                  Year  ended  December  31,
                                 ------------  -------------
                                     1998           1997
                                  (stated  in  US  Dollars)

Net sales                        $113,163,078  $105,857,354
                                 ============  =============

Operating income (loss)          $  2,020,645  $   (445,210)
                                 ============  =============

Net income                       $    781,422  $    143,034
                                 ============  =============

Per share amounts:

Basic and diluted earnings       $        .04  $        .01
                                 ============  =============

Cash dividends                   None          None

Total Assets at December, 31     $ 25,138,355  $ 32,895,850
                                 ============  =============

Long term debt at December, 31   $ 12,235,708  $  6,500,000
                                 ============  =============

     As noted in Note 1 of the Consolidated Financial Statements, on November 12, 1998, Centenary International Corp. (formerly, R&R Resources, Inc.) acquired all of the outstanding stock of Centenary S.A. The business combination of Centenary International Corp. and Centenary S.A. is a reverse acquisition whereby Centenary International Corp. (a non-operating public shell at the combination date) acquired an operating company, Centenary S.A.

     The combination is accounted for as a recapitalization and all assets and liabilities of Centenary S.A. are recognized at historical cost. The Consolidated Financial Statements include the accounts of Centenary International Corp. and Centenary S.A. as if the business combination occurred as of January 1, 1997.

     The Company was incorporated during 1997. Consequently no financial information is provided for periods prior to 1997.

OVERVIEW

     The Company currently operates primarily in one segment, which is the trading of food commodities. The Company buys, sells and markets food commodities such as wheat and other grains, corn, beans, livestock meal, edible oils, poultry and other foods. The Company's principal sources of these products are South American agriproducers, such as silo operators and farm cooperatives.

     The Company's business involves the identification of the demand for agriproducts internationally and fulfilling the need through its network of agriproducers. The business consists of purchasing food commodities in the country of origin from agriproducers, hiring ships in the world sea freight market, shipping on a F.O.B. basis, borrowing on credit lines, obtaining the buyer's collateral and selling the food commodities to a customer. The purchase and sale take place at approximately the same time.

     World demand for agriproducts changes because of weather, economic, political, geographical and other factors. The most important factors influencing the trading of commodities are import regulations and taxes, government foreign exchange policies and the balance of trade of the purchasing country.

     The Company's sales consist primarily of high volume transactions. The majority of the products have international specifications. The reference point for prices is generally the spot or futures market in world trading centers. The Company limits its market risk exposure in a each food commodity transaction by purchasing and selling at approximately the same time. Credit risk is limited because the Company's customers are generally large, well-established companies.

     The principal customers of the Company are food producers and processors worldwide. None of the Company's business is dependent on a single customer or a few customers. No customer represents more than 10% of the Company's sales.

     The Company's primary markets are: the Pacific, Caribbean, Middle East, Russia and former Soviet countries, Africa and Mercosur (the South American Common Market).

     The Company also owns a 70,000 acre (24,000 hectares) ranch in Argentina located near the city of Salta. The ranch was purchased for the development of an olive tree grove and olive oil production facility. The olive grove is currently under development and no commercial production is anticipated until 2000. Ranch operations are currently not significant to revenues.

RESULTS  OF  OPERATIONS

     General. The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations:

                                   1998    1997
                                  -------  -----

Net sales                            100%   100%

Cost of goods sold                  79.5   83.9
                                  -------  -----
Gross profit                        20.5   16.1

Selling expenses                    15.2   13.6

Administrative expenses              3.5    2.9
                                  -------  -----

Operating income (loss)              1.8    (.4)

Other income (net)                   1.0    1.2

Interest expense                     2.0     .6
                                  -------  -----

Income before income taxes and
 minority interests                   .8     .2

Income taxes                          .1     .1

Minority interest in subsidiary      ---    ---
                                  -------  -----

Net income (loss)                     .7%    .1%
                                  =======  =====

     Revenues. Net revenues increased 7% from $105.9 million in 1997 to $113.2 million in 1998. During 1998, the Company shipped 603,986 metric tons of food commodities compared to 374,177 metric tons in 1997. The 7% increase in sales was attributable primarily to a 61% increase in volume at significantly lower prices than in 1997. The lower prices reflect commodity prices in 1998. The following table sets forth sales revenues by region for 1998 and 1997:

Geographical Area                  1998           1997
-----------------------------  -------------  ------------

Pacific                        $  47,291,994  $ 33,581,349

Caribbean                         31,836,783    44,142,242

Middle East                       13,646,363           ---

Russia and ex- Soviet Nations     10,291,249    14,671,321

Africa                             4,914,520     2,053,009

Mercosur                           2,122,169     6,204,364

China and Far East                 3,060,000       244,754

Mediterranean Counties                   ---     4,390,000

Europe and other                         ---       570,315
                               -------------  ------------

                               $ 113,163,078  $105,857,354
                               =============  ============

     Sales to the Pacific region increased by $13.7 million in 1998 compared to 1997 due to increased demand as a result of the negative impact on local food production because of the El Nino weather system. Corresponding to this increase in sales was a decrease in sales to the Caribbean area where the Company's gross margins are lower.

     Sales to Middle Eastern countries were $13.6 million in 1998, and sales to African countries increased $2.9 million in 1998 compared to 1997, as a result of the Company's strategy to develop these market areas.

     Sales to Russia and ex-Soviet countries decreased $4.3 million in 1998 compared to 1997 due to local economic problems in 1998.

     Sales to Mercosur countries decreased $4.1 million in 1998 compared to 1997 due to decreased sales to Brazil and decreased sales due to the Company's disposition (sale) of the Marigold processing facility.

     Sales in China, the Far East, Mediterranean countries and Europe occur when the Company is able to identify a unique marketing opportunity, rather than as a result of ongoing business relationships. Therefore, sales to these geographic areas are not as predictable as sales to other geographic regions. Sales to China and the Far East increased $2.8 million in 1998 compared to 1997, and sales to Mediterranean countries decreased $4.4 million in 1998 compared to 1997.

     Seasonality of Sales. The Company's revenues arise primarily following the harvest season. In 1998, approximately 54% of revenues were generated during March, April and May.

     Cost of sales. The cost of sales increased from $88.9 million in 1997 to $90 million in 1998. The cost of sales as a percentage of revenues decreased 4.4% from 83.9% in 1997 to 79.5% in 1998. Cost as a percent of sales decreased from 1997 levels due primarily to increased sales in 1998 of $13.7 million in the Pacific region and 13.6 million to Middle Eastern countries (at higher gross margins than other markets), and decreased sales in 1998 of $12.3 million to the Caribbean region (at lower gross margins than other markets).

     Selling expenses. Selling expenses increased from $14.4 million in 1997 to $17.2 million in 1998. As a percent of revenues, selling expenses increased from 13.6% in 1997 to 15.2% in 1998. Selling expenses include freight charges, importation fees, bank charges and sales commissions. Selling expenses in 1998 increased primarily because of an increase of $2.1 million in freight charges.

     Administrative expenses. Administrative expenses increased $.9 million in 1998 compared to 1997. As a per cent of sales, administrative expenses increased from 2.9% in 1997 to 3.5% in 1998 primarily because of increases in expenses of $.2 million in depreciation, $.2 million in professional fees and $.1 million in salaries.

     Other income and expenses. Other income decreased from $1.4 million in 1997 to $1.1 million in 1998. In 1998, other income includes a $1.1 million gain on the sale of trademark. In 1997, other income includes a gain of $1.1 million from the sale of the right to a special Provincial incentive payment for olive oil production.

     Interest expense. Interest expense increased $1.6 million in 1998 compared to 1997. The increase in interest expense was attributable to the $7.3 million increase in long term debt partially offset by a decrease in short term borrowing of $4.9 million and additional interest incurred in discounts on extensions of letters of credit to banks in connection with sales to customers in Middle Eastern countries.

     Income taxes. Income taxes decreased $65,412 or 46% in 1998 compared to 1997. This decrease was due to a reduction in the effective tax from 49.6% in 1997 to 8.9% in 1998. The decrease in the effective tax rate was primarily due to the effect of the sale of the trademark.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Operating activities used $2.6 million in 1998 and $4.7 million in 1997. The decrease in cash used in 1998 was primarily attributable to a decrease in accounts payable of $12.6 million partially offset by a decrease in accounts receivable and other receivables of $9.1 million, and a decrease of $.5 million in inventories. In 1997, cash used was primarily from an increase in accounts receivable and other receivables of $10.7 million offset by an increase in accounts payable of $5.6 million.

     Investing activities utilized $2.4 million in 1998 and $4.8 million in 1997. During 1998 the Company invested $6.1 million in capital assets which includes $2.1 million in land improvements made in connection with the development of the olive tree grove, and $3 million in December, 1998 for the purchase of additional ranch land for future development. Funds were provided from the proceeds of the sale of the Marigold processing facility in the amount of $1 million and in the amount of $2.6 million from the sale of the trademark. During 1997, the Company spent $2.7 million for purchase of fixed assets and $2.1 million for the purchase of a trademark.

     Financing activities provided $3.9 million in 1998 and $8.6 million in 1997. In 1998, the Company received $1.5 million from the issuance of stock. In addition, the Company converted approximately $6 million of accounts payable into long term debt. This loan is for commodity purchases and is collateralized by the 70,000 acre ranch located near Salta, Argentina. The remaining loan balance is to be repaid in ten semi-annual payments of $500,000 commencing March 1999, escalating to $850,000 in 2001. During 1998, the increase in the loan for the development of the olive tree grove was $733,534. During 1998, the Company repaid $4.9 million of short-term debt. In 1997, cash was provided by an additional $4 million in capital, $2.9 million in short term debt and $1.6 million in long term debt.

     The Company contemplates raising capital through a private or public placement of equity or debt. If such an offering is successful, the Company anticipates that the primary uses of this capital would be to expand the food commodities trading business first, and then to develop the olive grove and olive oil production facility. The Company's growth, expansion, and liquidity and capital resources will be significantly affected by its ability to raise additional capital.

     The Company does not currently have material commitments for capital expenditures and does not anticipate entering into any such commitments during the next twelve months unless it is able to raise additional capital.

INFLATION

     The Company operates in certain countries that have experienced high rates of inflation and hyper-inflation in the past. However, all transactions are denominated in U.S. dollars. Therefore, inflation has not had a material impact on the Company's results of operations during the periods presented herein. Further, the Company does not expect inflation to have a material impact on the Company in the future. However, the future impact of inflation on the Company is unknown.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

     In June, 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement No. 133 will have not have an impact on the Company because the Company does not currently engage in hedging activities and does not hold derivative instruments.

IMPACT  OF  YEAR  2000

     The Company does not believe that year 2000 issues will materially affect the Company. The Company believes that its systems are year 2000 compliant. The Company has communicated with its banks, suppliers and customers and believes that the systems of its banks, suppliers and customers are year 2000 compliant. No additional costs related to year 2000 compliance are anticipated by the Company.

ITEM 7. FINANCIAL STATEMENTS

     The information required hereunder is included in the Company's Consolidated Financial Statements and the Notes thereto as set forth beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Mr. Kurt D. Saliger, C.P.A. ("Saliger"), conducted the audits of Centenary International Corp., formerly R&R Resources, Inc. (the "Company") for the nine month period ended September 30, 1998, and for the year ended December 31,1997. Saliger was dismissed on January 7, 1999. There were no disagreements on accounting matters or financial disclosures. Kurt D. Saliger, C.P.A. has provided the Company with a letter pursuant to Regulation S-B.

     (a) On January 7, 1999, the Company engaged Grant Thornton ("Grant Thornton") as its independent accountant. The decision to engage Grant Thornton as the Company's independent accountant was approved by the Company's Board of Directors. Grant Thornton has been the independent auditor of Centenary S.A., a subsidiary of the Company, and Grant Thornton has substantial experience in global accounting matters.

     (b) In a report dated November 4, 1998, Saliger reported on the Company's financial statements as of September 30, 1998, and the related statements of operations, stockholders' equity and cash flows for the nine months then ended. In a report dated August 20, 1998, Saliger reported on the Company's financial statements as of June 30, 1998, and the related statements of operations, stockholders' equity and cash flows for the six months then ended. In a report dated January 12, 1998, Saliger reported on the Company's financial statements of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the period from inception (June 10, 1997) to December 31, 1997. None of these reports contained an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles.

     (c) Since inception (June 10, 1997) and through the present, there were no reportable events requiring disclosure pursuant to Item 304 of Regulation S-B.

     (d) Effective January 7, 1999, the Company engaged Grant Thornton as its independent accountant. During the two years ended December 31, 1998 and 1997, neither the Company nor anyone on the Company's behalf consulted Grant Thornton regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor has Grant Thornton provided to the Company a written report or oral advice regarding such principles or audit opinion.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the directors and executive officers of the Company. There is no family relationship between any of the Directors.

NAME                     AGE                    POSITION
-----------------------  ---  --------------------------------------------

Hector A. Patron Costas   46  Director, Chairman, Chief Executive Officer,
                              Secretary and Chief Financial Officer

Eduardo Sagarnaga         42  Director and President of Centenary S.A.

Claudio Roman             42  Director and Assistant Secretary

John Tonelli              34  President of Centenary International Corp.

     Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company.

BIOGRAPHIES

     Hector A. Patron Costas, age 46, was appointed Director, Chairman, Secretary and Chief Financial Officer of the Company in November, 1998. In 1999, Mr. Patron Costas assumed the role of Chief Executive Officer of the Company. Mr. Patron Costas has been a Director of Centenary S.A. since its founding, and he has been a senior manager of Centenary S.A. since that time. Mr. Patron Costas attended the School of Economics at the University of Buenos Aires.

     Eduardo  Sagarnaga,  age  42,  was  appointed Director and President of the
Company in November, 1998. Mr. Sagarnaga is the founder and has been the principal owner and President of Industrial Technologia SRL since 1990, which is an engineering services firm specializing in aircraft. Since the beginning of 1998, Mr. Sagarnaga has also been the President of Global Tech, SA, which is a trading firm and industrial engineering firm specializing in the sale and leasing of and installation of industrial equipment, trucks, and supplies. Mr. Sagarnaga has a B.S. degree in industrial engineering from the Catholic University of Salta Argentina.

     Claudio Roman, age 42, was appointed Director and Assistant Secretary in November, 1998. Mr. Roman has had a law practice in Houston, Texas since 1985. He graduated from the University of Houston with a Bachelor of Arts in Political Science in 1980. He received his Doctor of Jurisprudence degree from the University of Houston College of Law in 1984, and was admitted to the Bar of the State of Texas in the same year. In 1985, he was admitted to the Bar of Washington D.C. and to practice in the Federal Courts for the Southern District of Texas as well as the Fifth Circuit Court of Appeals. His law practice includes representation of the United States branches of several multinational corporations and assisting these clients with all aspects of corporate law, from drafting or documents to contract negotiation. He is fluent in English, Spanish and Italian.

John Tonelli, age 34, was appointed President in March, 1999. Mr. Tonelli is presently a principal of International Venture Partners, LLC, an investment banking firm specializing in Latin American corporate and real estate transactions. From 1992 to 1999, Mr. Tonelli was an associate and later a special  counsel  at  the  law  firm  of Cadwalader, Wickersham & Taft, where he established and managed the firm's Latin American law practice. Mr. Tonelli has a B.A. degree, 1987, from Colombia University in Comparative Literature, and a law degree and an M.B.A. degree, 1992, from Fordham University. Mr. Tonelli is licensed to practice law in New York. Mr. Tonelli is fluent in Spanish and Italian.

CERTAIN  SECURITIES  FILINGS

     The Company believes that the reports required by Section 16(a) of the Exchange Act have been filed timely by Hector A. Patron Costas, Eduardo Sagarnaga, Claudio Roman , John Tonelli, and Guillermo A. Aguilar Penalva and Centenary Group S.A.

ITEM  10.     EXECUTIVE  COMPENSATION

The compensation during the last three years of the CEO is set forth below. No other executive officer received compensation greater than $100,000 during that period.

                                SUMMARY COMPENSATION TABLE   (1)

                               ANNUAL             LONG-TERM
                               COMPENSATION COMPENSATION  AWARDS
                                                                                           ALL
                                                                     SECURITIES  PAYOUTS  OTHER
NAME AND                                                 RESTRICTED  UNDERLYING            COM-
PRINCIPAL                                                  STOCK      OPTIONS/    LTIPS   PENSA-
POSITION                 YEAR  SALARY    BONUS    OTHER    AWARDS       SARS     PAYOUTS   TION

CEO
Hector A. Patron Costas
                         1998  $72,333  $105,000    -0-         -0-         -0-      -0-     -0-
                         1997  $71,619  $110,000    -0-         -0-         -0-      -0-     -0-
                         1996  $63,100  $ 90,000    -0-         -0-         -0-      -0-     -0-

_________________________
(1)  This  compensation  received  from  Centenary  S.A.,  a  subsidiary  of  the  Company.

DIRECTOR  COMPENSATION

     The Company does not currently pay any cash director's fees, but it pays the expenses, if any, of its directors in attending board meetings.

EMPLOYMENT  AGREEMENTS

     Prior to being appointed President, John Tonelli was a consultant to the Company under a six month consulting agreement which commenced in February, 1999. Although Mr. Tonelli is now the President of the Company, he continues to be compensated pursuant to the consulting agreement. The consulting agreement provides that Mr. Tonelli will receive $15,000 for the first month of the consulting agreement and $10,000 per month thereafter. Mr. Tonelli could receive additional compensation under the consulting agreement if certain goals are achieved. In connection with the consulting agreement, Mr. Tonelli provides the Company with executive office space in New York City.

     The Company does not have any employment agreements or compensation plans with any other employee or director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 22, 1999, with respect to the beneficial ownership of shares of Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

                                     NUMBER  OF  PERCENT        CLASS  OF
NAME                               SHARES OWNED    OF CLASS    SECURITIES
--------------------------------  --------------  ----------  ------------

Hector A. Patron Costas           6,021,400  (1)  31.7%  (1)  Common Stock
Florida 670 2nd Floor
Buenos Aires, Argentina

Eduardo Sagarnaga                       100,000        0.1 %  Common Stock
Florida 670 2nd Floor
Buenos Aires, Argentina

Claudio Roman                               -0-         0.0%  Common Stock
12000 Westheimer, Suite 215
Houston, Texas 77077

Centenary Group S.A.                 15,053,500       79.4 %  Common Stock
Juncal 1327 D-P. 18 Ap. 1801
Montevideo, Uruguay

Guillermo A. Aguilar Penalva      6,021,400  (1)  31.7%  (1)  Common Stock
Florida 670 2nd Floor
Buenos Aires, Argentina

John Tonelli                                -0-         0.0%  Common Stock
692 Madison Avenue, Third Floor
New York, NY 10021

All Directors and
Executive Officers
as a group (4)                       15,153,500       79.9 %  Common Stock

__________________________
(1) Mr. Patron Costas and Mr. Penalva are control persons of Centenary Group S.A. and the number of shares and the percentage of class of securities reflected herein are shares which are indirectly owned.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Board of Directors of the Company has adopted a policy that Company affairs will be conducted in all respects by standards applicable to publicly-held corporations and that the Company will not enter into any transactions and/or loans between the Company and its officers, directors and 5% stockholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of the independent, disinterested directors of the Company.

     On November 12, 1998, the Company acquired 100% of the outstanding shares of Centenary S.A., an Argentine corporation from the stockholders of Centenary S.A. in exchange for 15,053,500 shares of the Company's common stock, which were all issued to Centenary Group S.A. All of the former Directors of the Company resigned, and the current Directors were appointed. Centenary Group S.A.
became a control person of the Company. The terms and conditions of the acquisition were determined by the parties through arms length negotiations. Subsequently, and pursuant to Argentina law which requires at least two entities as owners of an Argentine corporation, the Company sold 1% of its equity in Centenary S.A. to Centenary Group S.A., a Uruguayan corporation, for a note receivable of $176,000.

     Concurrent with the acquisition of Centenary S.A., the Company entered into a Rescission Agreement ("Pilares Rescission Agreement") pursuant to which the Company rescinded its prior Acquisition Agreement and Assignment with Pilares Oil & Gas, Inc. ("Pilares"). Pursuant to this Acquisition Agreement and Assignment, Pilares had conveyed 300,000 shares of Paint Rock Energy, Inc. ("Paint Rock") to the Company in exchange for 3,185,000 shares of common stock of the Company. Paint Rock is in the oil and gas business. Pursuant to the Pilares Rescission Agreement, Pilares tendered the 3,185,230 shares of the Company's common stock to the Company, and the Company tendered the 300,000 shares of Paint Rock stock to Pilares. The 3,185,000 shares of the Company's common stock were then canceled. At the time of this rescission, Pilares Oil & Gas was a holder of approximately 13% of the common stock of the Company. The terms and conditions of the rescission were determined by the parties through arms length negotiations. However, no appraisal was conducted.

     Also concurrent with the acquisition of Centenary S.A., the Company entered into a Rescission Agreement ("Gassiot Rescission Agreement") pursuant to which the Company rescinded its prior Acquisition Agreement and Assignment with Jimmy
M. Gassiot ("Gassiot"). Pursuant to this Acquisition Agreement and Assignment, Gassiot had conveyed 50 shares of Subsurface Energy Corp. (ASubsurface") to the Company which represented all of the shares of Subsurface then outstanding in exchange for 2,060,000 shares of common stock of the Company. Subsurface is in the oil and gas business. Pursuant to the Gassiot Rescission Agreement, Gassiot tendered the 2,060,000 shares of the Company's stock to the Company, and the Company tendered the 50 shares of Subsurface stock to Gassiot. The 2,060,000 shares of the Company's common stock were then canceled. At the time of this rescission, Mr. Gassiot was a holder of approximately 10% of the common stock of the Company. The terms and conditions of the rescission were determined by the parties through arms length negotiations. However, no appraisal was conducted.

     The Pilares Rescission Agreement and the Gassiot Rescission Agreement were entered into concurrent with the acquisition of 100% of the stock of Centenary S.A. and were conditions to the acquisition. The Board of Directors of the Company determined that in view of the change of business operations of the Company once the Centenary S.A. transaction was consummated that it would be in the best interest of the Company to divest itself of its oil and gas businesses.

     Centenary Group S.A. owns 79.4 % of the Company. Centenary Group S.A. is also the control person of some vendors to the Company who provide services in the ordinary course of business. The cost of these services are negotiated and provided to the Company at competitive rates. The Company purchased $26,834,867 in 1998, and $9,659,315 in 1997 of products, and $6,566,049 of services in 1998, and $9,231,815 in 1997 of services from affiliated companies. The Company provides certain administrative services and pays certain expenses for an affiliated company, which reimbursed the Company for these expenses in the amounts of $2,105,540 in 1998, and $634,590 in 1997.

     Claudio Roman, a Director, may receive compensation as a consultant to the Company on certain legal and other matters.

     Prior to being appointed President, John Tonelli was a consultant to the Company under a six month consulting agreement which commenced in February, 1999. Although Mr. Tonelli is now the President of the Company, he continues to be compensated pursuant to the consulting agreement. The consulting agreement provides that Mr. Tonelli will receive $15,000 for the first month of the consulting agreement and $10,000 per month thereafter. Mr. Tonelli could receive additional compensation under the consulting agreement if certain goals are achieved. In connection with the consulting agreement, Mr. Tonelli provides the Company with executive office space in New York City.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

EXHIBIT  NO.

3.1.1 * Articles of Incorporation. Incorporated by reference to the Company's Form 10-SB filed February 27, 1998.

3.1.2 **  Amendment  to  Articles  of  Incorporation.

3.2.1 * Bylaws. Incorporated by reference to the Company's Form 10-SB filed February 27, 1998.

3.2.2 **  Amendment to Bylaws.

3.3   **  Specimen of common stock certificate.

10.1 * Stock Exchange Agreement effective November 12, 1998 between the Company and Certain Stockholders of Centenary S.A. Incorporated by reference to the Company's Form 8-K filed November 17, 1998.

10.2 * Rescission Agreement between the Company and Pilares Oil & Gas, Inc. Incorporated by reference to the Company's Form 8-K filed November 17, 1998.

10.3   *  Rescission   Agreement   between  the  Company  and  Jim  M.  Gassiot.
          Incorporated by reference to the Company's Form 8-K filed November 17, 1998.

10.4  **  Consulting Agreement with John Tonelli.

16.1 * Letter from Kurt Saliger. Incorporated by reference to the Company's Form 8-K filed January 13, 1999.

21.1  **  Subsidiaries.

27.1  **  Financial  Data  Schedule  for the year ended December 31, 1998.

27.2  **  Financial  Data  Schedule  for the year ended December 31, 1997.
_______________________

*     Incorporated  by  reference
**     Filed  herewith

(B)  REPORTS ON FORM 8-K

     The Company filed the following reports on Form 8-K during the last quarter of its fiscal year ended December 31, 1998, and through February 12, 1999:

     (i) On November 17, 1998, the Company filed a Current Report on Form 8-K dated November 12, 1998 reporting the acquisition and disposition of assets.

     (ii) On December 22, 1998, the Company filed a Current Report on Form 8-K dated December 21, 1998, reporting the change of name of the Company to Centenary International Corp.

     (iii)On January 13, 1999, the Company filed a Current Report on Form 8-K dated January 7, 1999, reporting a change in independent auditors.

     (iv) On January 28, 1999, the Company filed a Current Report on Form 8-K Amendment No. 1 dated November 12, 1998 reporting the financial statements in connection with the acquisition of assets reported in the earlier Form 8-K.

     (v) On February 12, 1999, the Company filed a Current Report on Form 8-K dated February 1, 1999, reporting other events.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     CENTENARY  INTERNATIONAL  CORP.

March  24,  1999     By:  /s/  Hector  A.  Patron  Costas
                               --------------------------
                               Hector  A.  Patron  Costas
                               Director,  Chairman,  Secretary,
                               Chief Executive Officer
                               and Chief  Financial  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March  24,  1999     By:  /s/  Hector  A.  Patron  Costas
                               --------------------------
                               Hector  A.  Patron  Costas
                               Director,  Chairman,  Secretary,
                               Chief Executive Officer
                               and Chief  Financial  Officer


March  24,  1999     By:  /s/  Eduardo  Sagarnaga
                               ------------------
                               Eduardo  Sagarnaga
                               Director

March  24,  1999     By:  /s/  Claudio  Roman
                               --------------
                               Claudio  Roman
                               Director  and  Assistant  Secretary

                          CENTENARY INTERNATIONAL CORP.



                        CONSOLIDATED FINANCIAL STATEMENTS

                                  (FORM 10-KSB)


                       SECURITIES AND EXCHANGE COMMISSION

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------





Board  of  Directors  and  Shareholders
CENTENARY  INTERNATIONAL  CORP.  AND  SUBSIDIARY


We have audited the accompanying consolidated balance sheets of CENTENARY INTERNATIONAL CORP. AND SUBSIDIARY as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Argentina which are in substantial agreement with those in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CENTENARY INTERNATIONAL CORP. AND SUBSIDIARY as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles in the United States of America.






Grant  Thornton
Buenos  Aires
March  2,  1999

                                   CENTENARY INTERNATIONAL CORP.
                                   -----------------------------


                   CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1997
                   ------------------------------------------------------------
                                      (Stated in US Dollars)


                                                                      1998              1997
                                                                ----------------  ----------------
ASSETS
------

CURRENT ASSETS
--------------

Cash                                                            $        37,336   $     1,168,099
Accounts receivable, net of allowance for doubtful
accounts of 291,868 and 107,196 in 1998 and 1997 respectively         8,731,673        11,769,658
Other receivables (note 2)                                            5,580,157        11,619,484
Deferred tax asset (note 11)                                            102,153            69,707

Inventories                                                                   0           523,359
Properties held for sale (note 3)                                             0           971,353
                                                                 ---------------  ---------------
    Total current assets                                             14,451,319        26,121,660
                                                                 ---------------  ---------------

Property, plant and equipment (note 4)                               10,687,036         4,941,872

Trademark (note 5)                                                            0         1,832,318
                                                                ----------------  ----------------
                                                                     10,687,036         6,774,190
                                                                ----------------  ----------------
    Total assets                                                $    25,138,355   $    32,895,850
                                                                ================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------

Accounts payable                                                $     2,025,242   $    14,581,255
Short term debt (note 6)                                                826,876         5,702,789
Long term debt - current portion (note 6)                             1,723,201           173,092
Accrued payroll and related expenses                                    129,895            87,722
Taxes payable                                                           432,201           287,069
Customers advances                                                      360,050           326,158
Other liabilities                                                       143,906           145,833
                                                                 ---------------  ---------------
    Total current liabilities                                         5,641,371        21,303,918
                                                                 ---------------  ---------------

Accounts payable long term                                               77,306           111,178
Long term debt (note 6)                                              12,235,708         6,500,000
Advanced capital contribution (note 8)                                        -         4,000,000
Taxes payable                                                            26,216                 -
Minority interest                                                        71,578                 -
                                                                ----------------  ----------------
    Total non-current liabilities                                    12,410,808        10,611,178
                                                                ----------------  ----------------
    Total liabilities                                                18,052,179        31,915,096
                                                                ----------------  ----------------

SHAREHOLDERS' EQUITY
--------------------

Common stock, $.001 par value, 50,000,000 shares
authorized; 18,963,500 and 3,910,000 shares issued and
outstanding in December 1998 and 1997 respectively                       18,963             3,910
Paid in capital                                                       7,981,037         2,496,090
Retained earnings (deficit)                                            (737,824)       (1,519,246)
Receivable from sale of stock                                          (176,000)                -
                                                                ----------------  ----------------
    Total shareholders' equity                                        7,086,176           980,754
                                                                ----------------  ----------------
    Total liabilities and shareholders' equity                  $    25,138,355   $    32,895,850
                                                                ================  ================


        The accompanying notes are an integral part of these statements.
        ----------------------------------------------------------------

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                  FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                  ----------------------------------------------
                              (Stated in US Dollars)


                                                  1998                1997
                                            -----------------  ------------------
Net sales                                   $     113,163,078  $     105,857,354

Cost of goods sold                                 89,908,460         88,860,220
                                            -----------------  ------------------
    Gross profit                                   23,254,618         16,997,134

Selling expenses                                   17,248,674         14,401,745

Administrative expenses                             3,985,299          3,040,599
                                            -----------------  ------------------
    Operating income (loss)                         2,020,645           (445,210)

Other income, net                                   1,118,224          1,378,777

Interest expense                                    2,286,422            649,411
                                            -----------------  ------------------
    Income before income taxes and
    minority interest                                 852,447            284,156

Income taxes (note 11)                                 75,710            141,122

Minority interest in subsidiary                         4,685                  -
                                            -----------------  ------------------
    Net income                              $         781,422  $         143,034
                                            =================  ==================
    Earnings per share, basic and diluted   $             .04  $             .01
                                            =================  ==================


        The accompanying notes are an integral part of these statements.
        ----------------------------------------------------------------

                                                 CENTENARY INTERNATIONAL CORP.
                                                 -----------------------------


                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                        ----------------------------------------------

                                        FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                        ----------------------------------------------
                                                    (Stated in US Dollars)

                                            Common stock           Paid in    Receivable from     Retained
                                      ------------------------
                                         Shares       Amount       capital     sale of stock  earnings (deficit)     Total
                                      -------------  ---------  -------------  -------------  ----------------  --------------
Balance, December 31, 1996                        -  $       -  $           -  $          -   $             -   $           -

Issuance of common stock for cash            10,000         10          4,990             -                 -           5,000
Issuance of common stock for cash            75,000         75         14,925             -                 -          15,000
Forward stock split, 39 shares to 1       3,315,000      3,315              -             -                 -           3,315
Forward stock split, 6 shares to 1          510,000        510              -             -                 -             510
Merger with Centenary S.A.                        -          -      2,476,175             -        (1,662,280)        813,895

Net income                                        -          -              -             -           143,034         143,034
                                      -------------  ---------  -------------  -------------  ----------------  --------------
Balance, December 31, 1997                3,910,000      3,910      2,496,090             -        (1,519,246)        980,754

Issuance for reverse acquisition and
additional capital                       15,053,500     15,053      5,484,947             -                 -       5,500,000

Net income                                        -          -              -             -           781,422         781,422
Receivable from sale of stock                     -          -              -      (176,000)                -        (176,000)
                                      -------------  ---------  -------------  -------------  ----------------  --------------
Balance, December 31, 1998               18,963,500  $  18,963  $   7,981,037  $   (176,000)  $      (737,824)  $   7,086,176
                                      =============  =========  =============  =============  ================  ==============

        The accompanying notes are an integral part of these statements.
        ----------------------------------------------------------------

                                CENTENARY INTERNATIONAL CORP.
                                -----------------------------

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------

                        FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                        ----------------------------------------------
                                    (Stated in US Dollars)

                                                                 1998              1997
                                                           ----------------  ----------------
CASH FLOW FROM OPERATING ACTIVITIES
---------------------------------------------------------
Net income                                                 $       781,422   $       143,034
                                                           ----------------  ----------------
Adjustments to reconcile net income to net cash:
Loss on sale of property                                            65,863                 -
Depreciation of fixed assets                                       149,471           140,556
Amortization of intangible assets                                  375,244           276,880
Gain on sale of trademark                                       (1,091,755)                -
Changes in assets, liabilities and shareholders' equity:
Accounts receivables                                             3,037,985        (1,742,446)
Other receivables                                                6,039,327        (9,001,851)
Receivable from sale of stock                                     (176,000)                -
Inventories                                                        523,359          (199,700)
Deferred tax asset                                                 (32,446)          (69,707)
Accounts payable                                               (12,589,885)        5,632,397
Accrued payroll and related expenses                                42,173            68,497
Taxes payable                                                      171,348           (38,605)
Advances of customers                                               33,892           115,407
Other liabilities                                                   (1,927)           15,511
Minority interest                                                   71,578                 -
                                                           ----------------  ----------------
                                                                (2,600,351)       (4,660,027)
                                                           ----------------  ----------------
INVESTING ACTIVITIES
---------------------------------------------------------

Purchase of fixed assets                                        (6,072,793)       (2,704,605)
Purchase of intangible assets                                       (1,171)       (2,101,888)
Proceeds of sale of fixed assets                                     7,295                 -
Proceeds of sale of property held for sale                       1,076,353                 -
Proceeds of sale of trademark                                    2,550,000                 -
                                                           ----------------  ----------------
                                                                (2,440,316)       (4,806,493)
                                                           ----------------  ----------------
FINANCING ACTIVITIES
---------------------------------------------------------

Net borrowings (repayments) of short term debt                  (4,875,913)        2,943,598
Borrowings-long term debt                                        7,285,817         1,618,092
Issuance of common stock                                         5,500,000                 -
Advanced capital contribution                                   (4,000,000)        4,000,000
                                                           ----------------  ----------------
Net cash provided (used in) financing activities                 3,909,904         8,561,690
                                                           ----------------  ----------------

NET INCREASE (DECREASE) IN CASH                                 (1,130,763)         (904,830)
---------------------------------------------------------

CASH AT THE BEGINNING OF THE YEAR                                1,168,099         2,072,929
---------------------------------------------------------
                                                           ----------------  ----------------
CASH AT THE END OF THE YEAR                                $        37,336   $     1,168,099
---------------------------------------------------------
                                                           ================  ================
Supplemental cash flow information:

Cash paid for incomes taxes                                $       338,980   $             -
Cash paid for interest                                           2,024,144           793,184
Non cash transaction

Transfer of properties to property held for sale           $             -   $       971,353
                                                           ================  ================


        The accompanying notes are an integral part of these statements.
        ----------------------------------------------------------------

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------
                             (stated in US Dollars)



1.     Summary  of  significant  accounting  policies
       ----------------------------------------------

Business
--------

On November 12, 1998, CENTENARY INTERNATIONAL, CORP. (formerly R&R, Inc.) acquired the outstanding stock of CENTENARY S.A. The merger of CENTENARY INTERNATIONAL CORP. and CENTENARY S.A. is a reverse acquisition where CENTENARY INTERNATIONAL CORP. (a non-operating public shell at the merger date) acquired an operating company, CENTENARY S.A.

The merger is accounted for as a recapitalization and all assets and liabilities of CENTENARY S.A. are recognized at historical cost. The financial statements include the accounts of CENTENARY INTERNATIONAL CORP. and CENTENARY S.A. as if they were merged as of January 1, 1997.

CENTENARY S.A., is an Argentine Company which primarily trades commodities and agriproducts internationally. The primary commodities and agriproducts which the Company trades are wheat, corn, livestock, meal and poultry. The Company identifies and fulfulls the demand in foreign markets for agricultural, livestock and agroindustrial surplus of Mercosur (South American Common Market).

CENTENARY S.A. also operates an Argentine ranch which was acquired for the development of an olive grove.

Basis  of  presentation
-----------------------

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

Principles  of  consolidation
-----------------------------

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary CENTENARY S.A. All significant intercompany accounts and transactions have been eliminated in consolidation.

Allowance  for  doubtful  accounts
----------------------------------

Management provides an allowance for doubtful accounts when collection of accounts receivable is in doubt.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------
                             (stated in US Dollars)



Inventories
-----------

Inventories include merchandise for sale at the lower of cost or market. The cost of inventories has been determined using the first-in first-out method.

Properties  held  for  sale
---------------------------

Properties held for sale are carried at the lower of cost or estimated selling price less cost of disposal.

Property,  plant  and  equipment
--------------------------------

Property, plant and equipment are stated at cost. Breeding cattle are carried at purchase price or the lower of accumulated maintenance costs or market. Expenditures for betterments are capitalized. Costs of maintenance and repairs are expensed.

Depreciation is provided using the straight line method over the estimated useful lives of the related depreciable assets.

Intangibles
-----------

Intangible assets consist of patents and trademarks carried at cost less accumulated amortization.

Amortization  is  provided  over  the  estimated  life  of  five  years.

The carrying value of intangibles is reviewed if facts and circumstances indicate that they may be impaired.
If this review indicates that the intangibles will not be recoverable, as determined based on undiscounted cash flows of the related product, the Company's carrying value will be reduced by the estimated shortfall of cash flows.

Revenue  recognition
--------------------

Revenue  is  recognized  when  the  product  is  shipped.

Income  taxes
-------------

The Company uses the liability method for accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the current enacted tax rates which will be in effect when these differences reverse. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------
                             (stated in US Dollars)



Advertising  costs
------------------

Advertising  costs  are  expensed  as  incurred.

Foreign  currency  translation
------------------------------

The financial statements of CENTENARY S.A. are translated from pesos to US Dollars using an actual and average exchange rate of $ 1 = US$ 1 for the years presented. Beginning in the year ending December 31, 1998, substantially all trading transactions are denominated in US Dollars.

Earnings  per  share
--------------------

Basic earnings per share is computed by dividing net income by the 18,963,500 shares outstanding of the combined companies as if the reverse acquisition occurred January 1, 1997.

Diluted earnings per share is equivalent to basic earnings per share because there are no potentially dilutive equivalents.

Fair  value  of  financial  instruments
---------------------------------------

The carrying value of financial instruments approximates fair value. The Company's financial instruments are accounts receivable, accounts payable, short term debt and long term debt. The Company does not have any off-balance sheet financial instruments or derivatives.

Use  of  estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------
                             (stated in US Dollars)


2.     Other  receivables
       ------------------

                                         1998             1997
                                     -------------  ----------------
Related party (note 7)               $   1,790,859  $     8,937,931
Receivables from sale of trademark       1,530,000                -
Refundable tax credits                   1,251,148          897,383
Receivable, Platafreight, S.A.             291,986                -
Other receivables                          279,375          520,479
Receivable, Sale of Marigold Plant         271,000                -
Advances to directors                      142,233          145,870
Notes receivable                            23,556        1,117,821
                                     -------------  ----------------
                                     $   5,580,157  $    11,619,484
                                     =============  ================

Allowance for bad debts:

Beginning of year                    $     107,196  $       107,196
Provision for bad debts                    184,672           84,788
Charge-off                                       -          (84,788)
                                     -------------  ----------------
End of year                          $     291,868  $       107,196
                                     =============  ================

3.     Properties  held  for  sale
       ---------------------------

The  Florida  Street  office  was  sold  during  June, 1998, for approximately $
105,000.

At December 31, 1997, the Marigold plant was held for sale. The property was written down by $ 211,233 in 1997 to its estimated realizable value. The property was sold in the year ended December 31, 1998, for approximately $ 1,100,000.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------
                             (stated in US Dollars)



4.     Property,  plant  and  equipment
       --------------------------------

                           Estimated
                          useful life        1998              1997
                          -----------  ----------------  ----------------
Land, ranch                         -  $     4,376,000   $     1,992,000
Buildings, ranch             50 years        1,094,000           498,000
Buildings, office            50 years          699,000           172,097
Land improvements, ranch     50 years        2,908,373           755,953
Machinery                    10 years          817.694           662.757
Furniture and fixtures       10 years          430,482           380,902
Olive trees                         -          373,219           222,318
Breeding livestock                  -          191,699           273,907
Motor vehicles                5 years          112,673           118,552
Growing cattle                      -           14,774            46,793
                                        ---------------  ----------------
                                            11,017,914         5,123,279

Accumulated depreciation                      (330,878)         (181,407)
                                        ---------------  ----------------
                                       $    10,687,036   $     4,941,872
                                       ================  ================


5.     Trademark
       ---------

                                              1998            1997
                                        ---------------  ----------------
Trademark                              $            -  $       2,110,660

Accumulated amortization                             -          (278,342)
                                        ---------------  ----------------
                                       $             -   $     1,832,318
                                       ================  ================

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------
                             (stated in US Dollars)


6.     Debt
       ----

                          1998           1997
                 -------------  -------------
Short term debt

Bank loans       $     511,199  $   1,970,825
Bank notes                   -      3,362,754
Bank overdraft         315,677        369,210
                 -------------  -------------
                 $     826,876  $   5,702.789
                 =============  =============

The Company has a bank loan of 511,199 for the financing of exports which is due April, 1999. The interest rate is LIBOR (London Interbank Offered Rate) (5.17% to December 31, 1998) plus 3%.

                                              1998            1997
                                   ----------------  --------------
Long term debt:

Bank loans                         $     7,513,014   $   6,673,092
Vendor loans                             5,909,432               -
Office purchase loan                       536,463               -
Less current maturities, included
in long term debt-current portion       (1,723,201)       (173,092)
                                   ----------------  --------------
                                   $    12,235,708   $   6,500,000
                                   ================  ==============

The Company has bank loans of $ 5,115,403 for the prefinancing of exports. The loans are collateralized by the ranch. One loan requires repayment of $ 3,082,833 and is due in 44 monthly payments of $ 68,182 beginning February 22, 1999 and the interest rate is 14%. The other loan requires repayment of $
2,032,570 and is due at the Company's option at six month intervals until August, 2002 and the interest rate is LIBOR (London Interbank Offered Rate) (5.17% at December 31, 1998) plus 2%.

The Company also has a bank loan of $ 2,397,611 for financing the development of the olive grove. The loan is collateralized by the ranch. The interest rate is LIBOR (London Interbank Offered Rate ) (5.17% at December 31, 1998) plus 4.5%. Repayment of this loan is due in 5 annual payments of $ 600,000 beginning August, 2000.

The Company has vendor loan of $ 5,909,432 for commodities purchases. The loan is collateralized by the ranch. The interest rate is 12%. Repayment of this loan is due in 1 payment of $ 105,000, 4 semi-annual payments of $ 500,000 beginning March, 1999 and 6 semi-annual payments of $ 850,000 beginning February, 2001.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------
                             (stated in US Dollars)



The Company has an office purchase loan of $ 536,463 for the purchase of the administrative office. The loan is collateralized by the office. The interest rate is 10%. Repayment of this loan is due in 1 payment of $ 186,963 and 4 annual payments of $ 87,375 beginning January, 2000.

Maturities of long-term debt for the next five years at December 31, 1998, are as follows:

1999        $    1,723,201
2000             1,866,005
2001             2,634,026
2002             4,545,871
2003             2,049,423
Thereafter       1,140,383
            --------------
            $   13,958,909
            ==============

7.     Related  party  transactions
       ----------------------------

Other receivables include amounts due from affiliated companies of $ 1,790,859 and $ 8,937,931 in 1998 and 1997 respectively.

The Company purchased $ 26,834,867 and $ 9,659,315 of products and $ 6,566,049 and $ 9,231,815 of services from affiliated companies, during 1998 and 1997. In addition, the Company provides certain administrative services and pays certain expenses for an affiliated company. The affiliated company reimbursed the Company for these costs totaling $ 2,105,540 and $ 634,590 during 1998 and 1997.


8.     Advanced  capital  contribution
       -------------------------------

As of December 31, 1997 certain shareholders of CENTENARY S.A.contributed cash, which was converted to common stock in the year ended December 31, 1998, following authorization for the issuance of stock at the December 31, 1997 Shareholders Meeting.


9.     Restricted  retained  earnings
       ------------------------------

According to the Argentine laws, 5% of the net earnings of CENTENARY S.A., calculated in accordance with generally accepted accounting principles in Argentina, for the year should be appropriated to increase the legal reserve up to 20% of common stock. At December 31, the legal reserve amounted to $ 47,681.

In previous years the shareholders designated $ 95,057 of retained earnings as a general reserve.

Retained earnings related to the legal and general reserves are not available for dividends.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------
                             (stated in US Dollars)



10.     Other  income
        -------------

In 1998, the trademark was sold for $ 2,550,000 and the related gain was approximately $ 1,090,000.

In 1997, the Company sold the right to a special Provincial incentive payment for olive oil production to a third party for 1,100,000.


11.     Income  taxes
        -------------

The  components  of  income  tax  expense  are  as  follows:

                                1998          1997
                            ------------  ------------
Current

Federal                     $   108,156   $   210,829
State and local                       -             -
                            ------------  ------------
Total income taxes current      108,156       210,829

Deferred tax benefit            (32,446)      (69,707)
                            ------------  ------------
Income taxes                $    75,710   $   141,122
                            ============  ============

The income tax provision reconciled to the tax computed at the statutory Federal rate is:

                                         1998         1997
                                   -----------  -----------
Tax at statutory rate                    35.0%        33.0%

Amortization of trademarks                  -         29.6%
Non deductible board remuneration           -        (8.2)%
Basis of trademark sold                (17.3)%           -
Other deductions                        (8.8)%       (4.8)%
                                   ----------   ----------
                                          8.9%        49.6%
                                   ===========  ===========

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------
                             (stated in US Dollars)



Significant components of the Company's deferred tax assets at December 31, 1998 and 1997 are as follows:

                                        1998       1997
                                    -----------  ---------
Deferred tax assets due to:

Allowance for doubtful accounts     $   102,153  $       -
Property held for sale, write-down            -     69,707
                                     ----------   --------
                                    $   102,153  $  69,707
                                    ===========  =========

12.     Segment  information
        --------------------

The Company's operations involve, basically, a single industry segment, trading commodities and agriproducts internationally. In the future when the olive grove has been developed there will be an additional segment. The geographic areas in which the Company operates are the Pacific, Mercosur, Mediterranean, Russia and ex - Soviet, China and Far East, Africa, Arab Countries, Caribbean and
Europe.  Net  sales  by  geographical  area  were  as  follows:

                               1998              1997
                         ----------------  ----------------
Pacific                  $     47,291,994  $     33,581,349
Caribbean                      31,836,783        44,142,242
Middle East                    13,646,363                 -
Russia and ex - Soviet         10,291,249        14,671,321
Africa                          4,914,520         2,053,009
China and Far East              3,060,000           244,754
Mercosur                        2,122,169         6,204,364
Mediterranean Countries                 -         4,390,000
Europe, other                           -           570,315
                          ---------------   ---------------
                         $    113,163,078  $    105,857,354
                         ================  ================

The  Company  has  no  identificable  assets  in other countries than Argentina.

                          CENTENARY INTERNATIONAL CORP.


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------
                             (stated in US Dollars)
                             ----------------------


13.     Subsequent  events  (unaudited)

On February 1, 1999, the Company purchased Platafreight S.A., a privately held company in Uruguay in the sea freight business.

The purchase price was $ 1,268,000 for all the issued and outstanding Platafreight stock.

The  transaction  is  expected  to  be  accounted  for  as  a  purchase.

For 1998, Platafreight S.A. had net sales of $ 13,008,217 and net income of $ 901,080 .