Form 10-Q
period 1999-03-31
CENTENARY INTERNATIONAL CORP
filed 1999-05-21
CIK 759999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

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

     As of May 6, 1999, there were outstanding 18,963,500 shares of the registrant's $.001 par value Common Stock.

                                Table of Contents

PART  I

FINANCIAL  INFORMATION

Item  1.     Financial  Statements

Item  2.     Management's  Discussion  and  Analysis

Item  3.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk

PART  II

OTHER  INFORMATION

Item  3.     Default upon Debt.

Item  6.     Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                                     PART I

ITEM  1.     FINANCIAL  STATEMENTS

     The   information   required   hereunder  is  included  in  the   Company's
Consolidated Financial Statements and the Notes thereto as set forth beginning on page F-1.

                              CENTENARY INTERNATIONAL CORP.
                              -----------------------------

                               CONSOLIDATED BALANCE SHEETS
                               ---------------------------
                                  (Stated in US Dollars)
                                       (UNAUDITED)


                                                            March 31,       December 31,
                                                               1999             1998
                                                         ----------------  --------------

ASSETS
-------------------------------------------------------

CURRENT ASSETS
-------------------------------------------------------

Cash                                                     $        97,948   $      37,336
Accounts receivable, net of allowance for doubtful
accounts of 319,493 and 291,868 in 1999 and 1998
  respectively                                                 5,924,997       8,731,673
Other receivables (note 4)                                     6,154,360       5,580,157
Deferred tax asset (note 9)                                      107,223         102,153
Notes receivable - related party (note 5)                      2,000,000               -
                                                         ----------------  --------------
    Total current assets                                      14,284,528      14,451,319
                                                         ----------------  --------------

Notes receivable - related party (note 5)                      2,000,000               -
Property, plant and equipment                                 10,646,698      10,687,036
Goodwill (note 3)                                              1,040,751               -
                                                         ----------------  --------------
                                                              13,687,449      10,687,036
                                                         ----------------  --------------
    Total assets                                         $    27,971,977   $  25,138,355
                                                         ================  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------

CURRENT LIABILITIES
-------------------------------------------------------

Accounts payable                                         $     1,674.136   $   2,025,242
Short term debt (note 6)                                       3,988,069         826,876
Long term debt - current portion (note 6)                      2,005,122       1,723,201
Accrued payroll and related expenses                              83,367         129,895
Taxes payable                                                    585,440         432,201
Customers advances                                               380,666         360,050
Other liabilities                                                206,406         143,906
                                                         ----------------  --------------
    Total current liabilities                                  8,923,206       5,641,371
                                                         ----------------  --------------

Accounts payable long term                                        70,502          77,306
Long term debt (note 6)                                       11,770,592      12,235,708
Taxes payable                                                     12,356          26,216
Minority interest                                                 71,732          71,578
                                                         ----------------  --------------
    Total non-current liabilities                             11,925,182      12,410,808
                                                         ----------------  --------------
    Total liabilities                                         20,848,388      18,052,179
                                                         ----------------  --------------

SHAREHOLDERS' EQUITY
-------------------------------------------------------

Common stock, $.001 par value, 50,000,000 shares
authorized; 18,963,500 and 3,910,000 shares issued and
outstanding in 1999 and 1998 respectively                         18,963          18,963
Paid in capital                                                7,981,037       7,981,037
Retained earnings (deficit)                                     (700,411)       (737,824)
Receivable from sale of stock                                   (176,000)       (176,000)
                                                         ----------------  --------------
    Total shareholders' equity                                 7,123,589       7,086,176
                                                         ----------------  --------------
    Total liabilities and shareholders' equity           $    27,971,977   $  25,138,355
                                                         ================  ==============


        The accompanying notes are an integral part of these statements.
        ----------------------------------------------------------------



                            CENTENARY INTERNATIONAL CORP.
                            -----------------------------

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        -------------------------------------

            FOR THE PERIODS OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998
            -------------------------------------------------------------
                               (Stated in US Dollars)
                                     (UNAUDITED)




                                                        1999              1998
                                                   ---------------  ----------------
Net sales                                          $    18,791,612  $    19,625,617

Cost of goods sold                                      14,894,233       15,782,325
                                                   ---------------  ----------------
    Gross profit                                         3,897,379        3,843,292

Selling expenses                                         2,773,162        3,589,985

Administrative expenses                                    687,258          914,662
                                                   ---------------  ----------------
    Operating income (loss)                                436,959         (661,355)

Other income and loss, net                                   9,969              442

Interest expense                                           358,163          265,981
                                                   ---------------  ----------------
    Income (loss) before income taxes and
    minority interest                                       68,827         (926,894)

Income taxes (benefit) (note 9)                             31,260          (82,493)

Minority interest in subsidiary                                154                -
                                                   ---------------  ----------------
    Net income (loss)                              $        37,413  $      (844,401)
                                                   ===============  ================
    Earnings (loss) per share, basic and diluted   $          .001             (.05)
                                                   ===============  ================


        The accompanying notes are an integral part of these statements.
        ----------------------------------------------------------------

                             CENTENARY INTERNATIONAL CORP.
                             -----------------------------

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -------------------------------------

             FOR THE PERIODS OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998
             -------------------------------------------------------------
                                 (Stated in US Dollars)
                                       (UNAUDITED)




                                                         1999              1998
                                                   ----------------  -----------------

CASH FLOW FROM OPERATING ACTIVITIES
-------------------------------------------------

Net income (loss)                                  $        37,413   $       (844,401)
                                                   ----------------  -----------------
Adjustments to reconcile net income to net cash:
Amortization of intangible assets                                -            105,533
Depreciation of fixed assets                                60,597             43,595
Depreciation of goodwill                                     8,746                  -
Changes in assets and liabilities:
Accounts receivable                                      2,806,676            766,131
Other receivables                                         (574,203)         1,661,297
Deferred tax asset                                          (5,070)           (32,446)
Inventories                                                      -             23,540
Notes receivable - related party                        (2,000,000)                 -
Accounts payable                                          (357,910)           556,303
Accrued payroll and related expenses                       (46,528)           (50,452)
Taxes payable                                              139,379            295,584
Advances of customers                                       20,616             22,417
Other liabilities                                           62,500             62,500
Minority interest                                              154                  -
                                                   ----------------  -----------------
                                                           114,957          3,454,002
                                                   ----------------  -----------------
INVESTING ACTIVITIES
-------------------------------------------------

Notes receivable - related party                        (2,000,000)                 -
Purchase of Platafreight                                (1,049,497)                 -
Purchase of fixed assets                                   (90,134)        (1,074,664)
Proceeds of sale of fixed assets                            69,875          1,100,901
Purchase of intangible assets                                    -             (1.171)
                                                   ----------------  -----------------
                                                        (3,069,756)            25,066
                                                   ----------------  -----------------
FINANCING ACTIVITIES
-------------------------------------------------

Net borrowings (repayments) of short term debt           3,161,193         (3,486,955)
Borrowings-long term debt                                  339,888            798,797
Repayments - long term debt                               (523,083)          (133,382)
Issuance of common stock                                         -            400,000
                                                   ----------------  -----------------
Net cash provided (used in) financing activities         2,977,998         (2,421,540)
                                                   ----------------  -----------------

NET INCREASE (DECREASE) IN CASH                             60,612            213,127
-------------------------------------------------

CASH AT THE BEGINNING OF THE PERIOD                         37,336          1,168,099
-------------------------------------------------
                                                   ----------------  -----------------
CASH AT THE END OF THE YEAR                        $        97,948   $      1,381,226
-------------------------------------------------
                                                   ================  =================
Supplemental cash flow information:

Cash paid for incomes taxes                        $         2,507   $         43,118
Cash paid for interest                                     242,826            387,170
                                                   ----------------  -----------------
                                                   $       245,333   $        430,288
                                                   ================  =================


        The accompanying notes are an integral part of these statements.
        ----------------------------------------------------------------

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

          FOR THE PERIOD OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998
          ------------------------------------------------------------
                             (stated in US Dollars)
                                   (UNAUDITED)



1.     Basis  of  presentation
       -----------------------

The accompanying unaudited consolidated financial statements of CENTENARY INTERNATIONAL CORP. and its majority owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited condensed financial statements and, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-KSB for the year ended December 31, 1998.

The consolidated financial statements include the accounts of CENTENARY INTERNATIONAL CORP. and its majority owned subsidiary, CENTENARY ARGENTINA S.A. and, PLATAFREIGHT S.A. since February 1, 1999.


2.     Earnings  per  share

Basic earnings per share is computed by dividing net income by the 18,963,500 shares outstanding.

Diluted earnings per share is equivalent to basic earnings per share because there are no potentially dilutive equivalents.


3.     Acquisition  of  Platafreight  S.A.
       -----------------------------------

On February 1, 1999 the Company purchased Platafreight S.A., a private company in Uruguay in the sea freight business. The purchase price was $ 1,268,000 for all the issued and outstanding Platafreight stock.

The cost in excess of the fair value of the net assets (goodwill) is $1,049,497.

The transaction is accounted for as a purchase and the net assets and earnings of Platafreight S.A. are consolidated with Centenary since February 1, 1999.

Goodwill  resulting  from  the  transaction  will  be  amortized  over 20 years.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

          FOR THE PERIOD OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998
          ------------------------------------------------------------
                             (stated in US Dollars)
                                   (UNAUDITED)



4.     Other  receivables
       ------------------

                                       March 31,    December 31,
                                         1999           1998
                                     -------------  -------------

Related party (note 7)               $   2,381,133  $   1,790,859
Receivables from sale of trademark       1,530,000      1,530,000
Refundable tax credits                   1,372,173      1,251,148
Other receivables                          537,554        279,375
Receivable, Sale of Marigold Plant         271,000        271,000
Advances to directors                       62,500        142,233
Receivable, Platafreight, S.A.                   -        291,986
Notes receivable                                 -         23,556
                                     -------------  -------------
                                     $   6.154,360  $   5,580,157
                                     =============  =============


5.     Note  receivable  -  related  party
       -----------------------------------

The Company has a receivable in the amount of $ 4 million from a company under common control.

The note receivable bears interest at 12% and is payable in 2 annual installments of $ 2,000,000 due March 31, 2000 and 2001. The note is collateralized by 2,000,000 shares of stock in the Company.


6.     Debt
       ----

                   March 31,    December 31,
                     1999           1998
                 -------------  -------------
Short term debt

Bank loans       $   3,166,200  $     511,199
Bank overdraft         821,869        315,677
                 -------------  -------------
                 $   3,988,069  $     826,876
                 =============  =============


The Company has a bank loan of $ 704,238 for the financing of exports which is due April, 1999. The interest rate is LIBOR (London Interbank Offered Rate) (5.17% at March 31, 1999) plus 3%.

                                     ------
                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

          FOR THE PERIOD OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998
          ------------------------------------------------------------
                             (stated in US Dollars)
                                   (UNAUDITED)



The Company has a bank loan of $ 2,461,961 for prefinancing of exports. The loan is collateralized by the ranch. Repayment of this loan is due in 3 monthly payments of $ 807,640 beginning September 1999. The interest rate was LIBOR (London Interbank Offered Rate) (5.17% at March 31, 1999) plus 2%.

                                      March, 31       December 31,
                                        1999              1998
                                   ---------------  ----------------
Long term debt:

Bank loans                         $    7,562,676   $     7,513,014
Vendor loans                            5,853,210         5,909,432
Office purchase loan                      359,828           536,463
Less current maturities, included
in long term debt-current portion      (2,005,122)       (1,723,201)
                                   ---------------  ----------------
                                   $   11,770,592   $    12,235,708
                                   ===============  ================


The Company has bank loans of $5,167,903 for the prefinancing of exports. The loans are collateralized by the ranch. One loan requires repayment of $3,187,833 and is due in 44 monthly payments of $68,182 beginning February 22, 1999 plus interest at 14% per annum. The amount of the first 8 monthly payments was renegotiated with the bank. These payments are due in 3 monthly installments of $181,818, plus interest at 14% per annum, beginning September 1999. The other loan requires repayment of $1,980,070 and is due at the Company's option at six month intervals until August, 2002 and the interest rate is LIBOR (London Interbank Offered Rate) (5.17% at March 31, 1999) plus 2%.

The Company also has a bank loan of $2,394,774 for financing the development of the olive grove. The loan is collateralized by the ranch. The interest rate is LIBOR (London Interbank Offered Rate) (5.17% at March 31, 1999) plus 4.5%. Repayment of this loan is due in 5 annual payments of $ 600,000 beginning August, 2000.

The Company has a vendor loan of $5,853,210 for commodities purchases. The loan is collateralized by the ranch. The interest rate is 12%. Repayment of this loan is due in 1 payment of $105,000, 4 semi-annual payments of $500,000 beginning March, 1999, of which $223,774 was paid and 6 semi-annual payments of $850,000 beginning February, 2001. The remaining $276,226 of the March payment has been renegotiated and is due in June 30, 1999.

The Company has an office purchase loan of $549,240 for the purchase of the administrative office. The loan is collateralized by the office. The interest rate is 10%. Repayment of this loan is due in 1 payment of $189,412 and 4 annual payments of $87,375 beginning January, 2000.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

          FOR THE PERIOD OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998
          ------------------------------------------------------------
                             (stated in US Dollars)
                                   (UNAUDITED)



Maturities of long-term debt for the next five years at March 31, 1999, are as follows:

2000        $    2,005,122
2001             2,238,115
2002             2,703,238
2003             4,419,211
2004             2,049,702
Thereafter         360,326
            --------------
            $   13,775,714
            ==============


7.     Related  party  transactions
       ----------------------------

Other receivables include amounts due from affiliated companies of $2,381,133 and $8,124,067 in 1999 and 1998 respectively.

The Company purchased $ 2,123,139 and $3,276,524 of products and $773,406 and $3,352,076 of services from affiliated companies, during 1999 and 1998. In addition, the Company provides certain administrative services and pays certain expenses for an affiliated company. The affiliated company reimbursed the Company for these costs totaling $33,868 during 1999 and none during 1998.


8.     Restricted  retained  earnings
       ------------------------------

According to the Argentine laws, 5% of the net earnings of CENTENARY S.A., calculated in accordance with generally accepted accounting principles in Argentina, for the year should be appropriated to increase the legal reserve up to 20% of common stock. At December 31, 1998 the legal reserve amounted to $47,681.

In previous years the shareholders designated $95,057 of retained earnings as a general reserve.

Retained earnings related to the legal and general reserves are not available for dividends.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

          FOR THE PERIOD OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998
          ------------------------------------------------------------
                             (stated in US Dollars)
                                   (UNAUDITED)



9.     Income  taxes
       -------------

     The  components  of  income  tax  expense  are  as  follows:

                             Three months ended March 31,
                             ----------------------------

                                  1999           1998
                             --------------  -------------
Current

Federal                      $      36,330   $          -
State and local                          -              -
                             --------------  -------------
Total income taxes current          36,330              -

Deferred tax benefit                (5,070)       (82,493)
                             --------------  -------------
Income taxes (benefit)       $      31,260   $    (82,493)
                             ==============  =============


The income tax provision reconciled to the tax computed at the statutory Federal rate is:

                             Three months ended March 31,
                             ----------------------------

                                     1999       1998
                                   --------  -----------

Tax at statutory rate                   35%         35 %

Property held for sale                10.4%            -
Non deductible board remuneration        -       (17.4)%
Tax deferred due to losses               -        (8.8)%
                                   --------  -----------
                                      45.4%        8.8 %
                                   ========  ===========


Significant  components  of  the  Company's  deferred tax assets are as follows:

                                   March 31,   December, 31,
                                     1999           1998
                                  -----------  --------------
Deferred tax assets due to:

Allowance for doubtful accounts   $   102,153  $      102,153
Provision for severance payments        5,070               -
                                  -----------  --------------
                                      107,223  $      102,153
                                  ===========  ==============

                         CENTENARY  INTERNATIONAL  CORP.
                         -------------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

          FOR THE PERIOD OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998
          ------------------------------------------------------------
                             (stated in US Dollars)
                                   (UNAUDITED)



10.     Geographical  Information
        -------------------------

The Company's operations involve, basically, a single industry segment, trading commodities and agriproducts internationally. In the future when the olive grove has been developed there will be an additional segment. The geographic areas in which the Company operates are Pacific, Europe, Mercosur, Russia and ex - Soviet, China and Far East, Africa, Middle East and Caribbean. Net sales by geographical area were as follows:

                           Three months ended March 31,
                        ---------------------------------

                             1999              1998
                        ---------------  ----------------
Middle East             $    9,647,848   $              -
South American Pacific       8,788,988         14,165,367
Mercosur                        260,883            81,233
Caribbean                        60,293         3.570,106
Africa                           33,600         1,775,124
China and Far East                    -            27,300
Europe                                -             6,487
                        ---------------  ----------------
                        $    18,791,612  $     19,625,617
                        ===============  ================


The  Company  has  no  identificable  assets  in other countries than Argentina.

ITEM  2.      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     The following Management Discussion and Analysis of Financial Condition and Results of Operations is qualified by reference to and should be read in conjunction with, the Company's Consolidated Financial Statements and the Notes thereto as set forth beginning on page F-1.

INFORMATION  REGARDING  AND  FACTORS  AFFECTING  FORWARD  LOOKING  STATEMENTS

     The Company is including the following cautionary statement in this Report on Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained in this Report on Form 10-Q are forward-looking statements and the matters discussed in these forward-looking statements are subject to risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's forward-looking statements are expressed in good faith and are believed by the Company to have a reasonable basis based on management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that any matter discussed in a forward-looking statement will ultimately be achieved, or if achieved, will have the same impact on the Company as discussed in the forward-looking statement. In addition to those factors already mentioned, other factors which could effect forward-looking statements are the ability of the Company to obtain financing on favorable terms, the success of the Company's olive oil, animal feed, cattle feeding and meat processing operations, demand and supply factors, competitive factors, weather conditions, crop yield and failures, crop oversupply, geopolitical changes, import restrictions in countries of customers, the effect of inflation and government regulation. The Company has no obligation to update or revise any forward-looking statements to reflect future events.

RESULTS  OF  OPERATIONS

     General. The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations:

                             Three months ended March 31,
                             ----------------------------
                                       1999   1998

Net sales                               100%   100%

Cost of goods sold                     79.3   80.4
                                       -----  -----

Gross profit                           20.7   19.6

Selling expenses                       14.7   18.3

Administrative expenses                 3.7    4.7
                                       -----  -----

Operating income (loss)                 2.3   (3.4)

Interest expense                        1.9    1.3
                                       -----  -----

Income (loss)before income taxes and
 minority interests                      .4   (4.7)

Income taxes(benefit)                    .2    (.4)

Minority interest in subsidiary         -0-    -0-
                                       -----  -----

Net income (loss)                        .2   (4.3)

     The following table sets forth sales revenues by region for the three months ended March 31, 1999, and 1998:

                      Three months ended March 31,
                      ----------------------------
                             1999        1998
                       (stated  in  US  Dollars)

Geographical Information
----------------------

Middle East             $ 9,647,848  $         -

South American Pacific  $ 8,788,988  $14,165,367

Mercosur                $   260,883  $    81,233

Caribbean               $    60,293  $ 3,570,106

Africa                  $    33,600  $ 1,775,124

China and  Far East     $        --  $    27,300

Europe                  $        --  $     6,487
                        -----------  -----------
                        $18,791,612  $19,625,617
                        ===========  ===========


THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

     Revenues. Net revenues decreased 4% from $19.6 million in the three months ended March 31, 1998 to $18.8 million in the three months ended March 31, 1999. During the three months ended March 31, 1999, the Company shipped 125,386 metric tons of food commodities compared to 70,716 metric tons in the three months ended March 31, 1998. The 4% decrease in sales was attributable primarily to lower commodity prices, partially offset by an increase in metric tons shipped.

     Sales to Middle Eastern countries were $ 9.6 million in the three months ended March 31, 1999, as a result of the Company's strategy to develop this market.

     Sales to the South American Pacific region decreased by $ 5.4 million in the three months ended March 31, 1999 compared to the three months ended March
31, 1998. The sales in the period ending March 1998 were higher than 1999 due to increased demand in 1998 as a result of the negative impact on local food production because of the El Nino weather system.

     Sales to Mercosur countries increased $ 0.2 million in the three months ended March 31, 1999 compared to the three months ended March 31, 1998 due to increased sales to Brazil.

     Sales to Caribbean countries decreased $3.5 million for the three months ended March 31, 1999 in comparison to the same period in 1998 due to a reduction in sales to Venezuela and the elimination of sales to Cuba in the last quarter of 1998.

     Sales to African countries decreased $1.7 million in the three months ended March 31, 1999 in comparison to the three months ended March 31, 1998 due to the inability of African countries to obtain credit from banks in 1999.

     Sales in China, the Far East, and Europe occur when the Company is able to identify a unique marketing opportunity, rather than as a result of ongoing business relationships. Therefore, sales to these geographic areas are not as predictable as sales to other geographic regions. Sales to China, the Far East and Europe decreased $34,000 in the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

     Cost of sales. The cost of sales decreased from $15.8 million in the three months ended March 31, 1998 to $14.9 million in the three months ended March 31, 1999 due to the decrease in sales. The cost of sales as a percentage of revenues remained relatively stable in 1999 in comparison to 1998. For the three months ended March 31, 1999 and 1998 the cost of sales was 79.3% and 80.4% respectively.

Selling expenses. Selling expenses decreased from $3.6 million in the three months ended March 31, 1998 to $2.8 million in the three months ended March 31, 1999. As a percent of revenues, selling expenses decreased from 18.3% in the three months ended March 31, 1998 to 14.7% in the three months ended March 31, 1999. Selling expenses include freight charges, importation fees, bank charges and sales commissions. Selling expenses in the three months ended March 31, 1999 decreased primarily because of a decrease of $800,000 in freight charges. Freight charges declined due to a global decrease in freight charges.

     Administrative expenses. Administrative expenses decreased $227,000 in the three months ended March 31, 1999 compared to the three months ended March 31, 1998. As a per cent of sales, administrative expenses decreased from 4.7% in the three months ended March 31, 1998 to 3.7% in three months ended March 31, 1999 primarily because of a decrease in the amortization of the trademark which was sold during 1998 and other non-recurring expenses.

     Interest expense. Interest expense increased $92,000 in the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The increase in interest expense was attributable to the $3.1 million increase in debt and additional interest incurred in discounts on extensions of letters of credit to banks in connection with sales to customers in Middle Eastern countries.

     Income taxes. Income taxes increased in the three months ended March 31, 1999 compared to the same period in 1998 due primarily to an increase in 1999 income.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Operating activities provided $115,000 in the three months ended March 31, 1999 in comparison to $3.5 million in the three months ended March 31, 1998. The increase in cash used in the three months ended March 31, 1999 was primarily attributable to an increase in the current portion of a related party receivable of $2 million, an increase in other receivables of $574,000 and a decrease in accounts payable of $357,000 offset by a $2.8 million decrease in accounts receivable.

Investing activities utilized $3 million in the three months ended March 31, 1999 and provided $25,000 in the three months ended March 31, 1998. During the three months ended March 31, 1999, the Company used $2 million for a note receivable from a related party. The Company expended $1 million for the purchase of Platafreight S.A., a sea freight company.

     Financing activities provided $3 million in the three months ended March 31, 1999 and utilized $2.4 million in the three months ended March 31, 1998. In the three months ended March 31, 1999, cash was provided by an additional $3.2 million in short term debt, and $340,000 of long term debt. The Company used $523,000 for repayment of long term debt. During the three months ended March 31, 1998, the Company repaid $3.5 million of short-term debt.

     The Company renegotiated its bank loan of $3,187,833 for the prefinancing of exports. The first eight monthly payments of $68,182 beginning February 1999 are now due in three monthly installments of $181,818 beginning September 1999.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to market risk exposure related to changes in interest rates on its debt facilities. These instruments carry interest at a pre-agreed upon percentage point spread from the LIBOR interest rate. These debt facilities are in U.S. dollars. At March 31, 1999, the Company had $7.6 million outstanding under these facilities. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $76,000 on an annual basis.

     The Company is subject to market risk related to fluctuations in the value of the U.S. dollar compared to certain foreign currencies. The Company has subsidiaries which operate worldwide. However, the functional currency used by these operating units is the U.S. dollar. Substantial portions of these operating units' invoicing, customer receivables, and many operating cost factors are denominated in dollars.

     A hypothetical 10% fluctuation of the U.S. dollar relative to the foreign currencies of the markets in which the Company operates would not materially adversely affect the Company's expected 1999 earnings or cash flows regardless of the direction of the change in relation to the U.S. dollar. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels.

                                     PART II

ITEM  3.     DEFAULT  UPON  DEBT

     The Company has a bank loan in the principal amount of $3,187,833 which was to be repaid beginning February 1999 in monthly installments of $68,182 at an interest rate of 14% per annum. The Company has renegotiated the repayment terms for the first eight monthly installments (repayments for February 1999 through September 1999). These payments are now due in three monthly installments of $181,818, plus interest at 14% per annum, begining September 1999.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits

     Exhibit  No.
     ------------

       27.1   Financial  Data  Schedule  for  the  quarter ended March 31, 1999.

(b)  Reports  on  Form  8-K

     The Company filed the following reports on Form 8-K during the quarter ended March 31, 1999.

     (i) On January 13, 1999, the Company filed a Current Report on Form 8-K dated January 7, 1999, reporting a change in independent auditors.

     (ii) On January 28, 1999, the Company filed a Current Report on Form 8-K Amendment No. 1 dated November 12, 1998 reporting the financial statements in connection with the acquisition of assets reported in the earlier Form 8-K.

     (v) On February 16, 1999, the Company filed a Current Report on Form 8-K dated February 1, 1999, reporting other events.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 CENTENARY  INTERNATIONAL  CORP.





May  19,  1999                              By:  /s/  Hector  A.  Patron  Costas
                                                      Hector  A.  Patron  Costas
                    Director,  Chairman,  Secretary, and Chief Financial Officer




May  19,  1999                                           By:  /s/  John  Tonelli
                                                                   John  Tonelli
                                       Chief  Executive  Officer  and  President