Form 10-Q
period 1999-06-30
CENTENARY INTERNATIONAL CORP
filed 1999-08-16
CIK 759999

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1999.
Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 000-23851

                          CENTENARY INTERNATIONAL CORP
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

                      Applicable Only to Corporate Issuers

     As of July 30, 1999, there were outstanding 19,113,500 shares of the registrant's $.001 par value Common Stock.

                                Table of Contents

PART  I

FINANCIAL  INFORMATION

Item  1.     Financial  Statements

     Consolidated Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998 (audited)

     Consolidated Statements of Operations for the three months and six months ended June 30, 1999 and 1998 (unaudited)

     Consolidated Statements of Cash Flows for the three months and the six months ended June 30, 1999 and 1998 (unaudited)

     Selected  Notes  to  Consolidated  Financial  Statements

Item  2.     Management's  Discussion  and  Analysis

Item  3.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk

PART  II

OTHER  INFORMATION

Item  2.     Changes  in  Securities

Item  6.     Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                                     PART I

                              FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS

     The information required hereunder is included in the Company's Consolidated Financial Statements and the Notes thereto as set forth beginning on page F-1.


ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     The following Management Discussion, Analysis of Financial Condition and Results of Operations are qualified by reference to, and should be read in conjunction with the Company's Consolidated Financial Statements (unaudited ) and the Notes thereto as forth set beginning on page F-1, and in the audited consolidated Financial Statements, Management Discussion, Analysis of Financial Condition and Results of Operations contained in the Company's 10-KSB for the year ended December 31, 1998.

INFORMATION  REGARDING  AND  FACTORS  AFFECTING  FORWARD  LOOKING  STATEMENTS

     The Company is including the following cautionary statement in this Report on Form 10-Q; to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995, for any forward looking statements made by, or on behalf of the Company.

     Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. Certain statements contained in this Report on Form 10-Q are forward looking statements, and the matters discussed in these forward looking statements are subject to risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements.

     The Company's forward looking statements are expressed in good faith, and are believed by the Company to have a reasonable basis, based on management examination of historical operating trends, data contained in the Company's records and other data available from third parties. But no assurance can be made that any matter discussed in a forward looking statement will ultimately be achieved, or if achieved, will have the same impact on the Company as discussed in the forward looking statement.

     In addition to those factors already mentioned, other factors which could effect forward looking statements are the ability of the Company to obtain financing on favorable terms, the success of the Company's olive oil, animal feed, cattle feeding and meat processing operations, demand and supply factors, competitive factors, weather conditions, crop yield and failures, crop oversupply, geopolitical changes, import restrictions in countries of customers, the effect of inflation and government regulations. The Company has no obligation to update or revise any forward looking statement to reflect future events.

RESULTS  OF  OPERATIONS

General. The following sets forth, for the periods presented, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations:

                               THREE MONTHS ENDED
                                    JUNE 30,
                                  1999    1998
Net Sales . . . . . . . . . . .  100.0%  100.0%
Cost of goods sold. . . . . . .   77.0    71.0
                                 ------  ------
Gross profit. . . . . . . . . .   23.0    29.0
Selling expenses. . . . . . . .   19.1    11.5
Administrative expenses . . . .    2.5     1.9
                                 ------  ------
Operating income. . . . . . . .    1.3     5.5
Other Income (Expense), Net . .    2.8     (.6)
Interest expense. . . . . . . .    1.8     1.2
                                 ------  ------
Income before income taxes and
minority interests. . . . . . .    2.3     3.7
Income taxes. . . . . . . . . .    1.2     1.0
Minority interest in subsidiary    ---     ---
                                 ------  ------
Net income. . . . . . . . . . .    1.1     2.7
                                 ------  ------

                                SIX MONTHS ENDED
                                    JUNE 30,
                                  1999    1998
Net Sales . . . . . . . . . . .  100.0%  100.0%
Cost of goods sold. . . . . . .   78.0    81.0
                                 ------  ------
Gross profit. . . . . . . . . .   22.0    19.0
Selling expenses. . . . . . . .   17.3    13.2
Administrative expenses . . . .    3.0     2.6
                                 ------  ------
Operating income. . . . . . . .    1.7     3.2
Other Income (Expense), Net . .    1.6     (.4)
Interest expense. . . . . . . .    1.8     1.2
                                 ------  ------
Income before income taxes and
minority interests. . . . . . .    1.5     1.6
Income taxes. . . . . . . . . .    0.8     0.7
Minority interest in subsidiary    0.0     0.0
                                 ------  ------
Net income. . . . . . . . . . .     .7      .9
                                 ------  ------

The following table sets forth-sales revenues by region for the six months ended June 30, 1999 and 1998:

                                 SIX MONTHS ENDED JUNE 30,
                                     1999         1998
                                  (STATED IN US DOLLARS)
Geographical Information
-------------------------------

Middle East . . . . . . . . . .  $ 17,464,735  $ 9,758,331
South American Pacific. . . . .  $ 16,394,726  $38,551,861
Mercosur. . . . . . . . . . . .  $    641,883  $ 1,826,758
Caribbean . . . . . . . . . . .  $  9,069,069  $13,273,928
Africa. . . . . . . . . . . . .  $     90,600  $ 1,861,261
Russia & ex - Soviet Countries.  $    275,118  $10,587,176
Mediterranean . . . . . . . . .  $     26,000  $         -
China and Far East. . . . . . .  $          -  $    68,250
Europe. . . . . . . . . . . . .  $          -  $     6,487
                                 ------------  -----------
                                 $ 43,962,131  $75,934,052

The  Three  Months  Ended  June  30,  1999
Compared  to  the  Three  Months  Ended  June  30,  1998:

     Revenues: - Net revenues decreased 55.3 % from $56 million in the three months ended June 30, 1998 to $ 25 million in the three months ended June 30, 1999. During the three months ended June 30, 1999, the Company shipped 173,484 metric tons of food commodities compared to 285,481 metric tons in the three months ended June 30, 1998. The 55.3% decrease in sales was attributable primarily to the lack of working capital, which limited the Company to trading on letters of credit rather than on cash against documents or clean credit.

     Cost of sales: - The cost of sales decreased from $45 million in the three months ended June 30, 1998 to $19 million in the three months ended June 30, 1999 due to the decrease in sales. The cost of sales as a percentage of revenues remained relatively stable in 1999 in comparison to 1998. The cost of sales was 77% for the three months ended June 30, 1999 and 81% for the three months ended June 30, 1998.

     Selling expenses: - Selling expenses decreased from $6.4 million in the three months ended June 30, 1998 to $4.8 million in the three months ended June 30, 1999. As a percentage of revenues, selling expenses increased from 12% in the three months ended June 30, 1998 to 19% in the three months ended June 30, 1999. Selling expenses include freight charges, importation fees, bank charges and sales commissions. Selling expenses in the three months ended June 30, 1999 increased primarily because of an increase of the sales with importation fees included. Freight rates increased in the second quarter, compared to the first quarter, but this impact was reduced by the acquisition of Platafreight. Freight charges declined due to a global decrease in freight charges.

     Administrative expenses: - Administrative expenses decreased $403,745 in the three months ended June 30, 1999 compared to the three months ended June 30, 1998. As a per cent of sales, administrative expenses increased from 2% in the three months ended June 30, 1998 to 2.5% in three months ended June 30, 1999 primarily because of a decrease in the amortization of the trademark which was sold during 1998 and other nonrecurring expenses.

     Interest expense: - Interest expense decreased $ 225,301 in the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The decrease in interest expense was attributable to the $31 million decrease in the net revenues and therefore the decrease of additional interest incurred in discounts on extensions of letters of credit to banks in connection with sales to customers.

     Other Income. Other income in 1999 was attributable primarily to the sale of the breeding livestock and services performed by Platafreight.

     Income taxes: - Income taxes decreased in the three months ended June 30, 1999 compared to the same period in 1998 due primarily to a decrease in 1999 income.

The  Six  Months  Ended  June  30,  1999
Compared  to  the  Six  Months  Ended  June  30,  1998:

     Revenues: - Net revenues decreased 42% from $75 million in the six months ended June 30, 1998 to $44 million in the six months ended June 30, 1999.
During the six months ended June 30, 1999, the Company shipped 298,870 metric tons of food commodities compared to 356.197 metric tons in the six months ended June 30, 1998. The 42% decrease in sales was attributable primarily to the impact of lower commodity prices, and lack of working capital.

     Cost of sales: - The cost of sales decreased from $61 million in the six months ended June 30, 1998 to $ 34 million in the six months ended June 30, 1999 due to the decrease in sales. The cost of sales as a percentage of revenues remained relatively stable in 1999 in comparison to 1998. The cost of sales was 78% for the six months ended June 30, 1999 and 81% for the six months ended June 30, 1998.

     Selling expenses: - Selling expenses decreased from $10 million in the six months ended June 30, 1998 to $7.5 million in the six months ended June 30, 1999. As a percent of revenues, selling expenses increased from 13% in the six months ended June 30, 1998 to 17% in the six months ended June 30, 1999. Selling expenses include freight charges, importation fees, bank charges and sales commissions. Selling expenses in the six months ended June 30, 1999 decreased primarily because of a decrease of sales of cargos. Freight charges declined due to a global decrease.

     Administrative expenses: - Administrative expenses decreased $631,000 in the six months ended June 30, 1999 compared to the six months ended June 30, 1998. As a percentage of sales, administrative expenses increased from 2.6% in the six months ended June 30, 1998 to 3.0 % in six months ended June 30, 1999.

     Interest expense: - Interest expense decreased $ 133,119 in the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The decrease in interest expense was attributable to the decrease in the net revenues, and therefore, the decrease of additional interest incurred in discounts on extensions of letters of credit to banks in connection with sales.

     Other Income. Other income in 1999 was attributable primarily to the sale of the breeding livestock and services performed by Platafreight.

     Income taxes:- Income taxes decreased in the six months ended June 30, 1999 compared to the same period in 1998 due primarily decrease in 1999 income.

Liquidity  and  Capital  Resources

     Operating activities consumed $ 685,000 in the six months ended June 30, 1999 in comparison to $5,700 million in the six months ended June 30, 1998. The decrease in cash used in the six months ended June 30, 1999 was primarily attributable to an increase in the current portion of a related party receivable of $ 2 million, an increase in other receivable of $3,123,000 and a decrease in accounts payable of $ 7,400,000 offset by a $ 3.7 million increase in receivable accounts.

     Investing activities utilized $3.3 million in the six months ended June 30, 1999 and provided $368,000 in the six months ended June 30, 1998. During the six months ended June 30, 1999, the Company used $2 million for a note receivable from a related party. The Company expended $1 million for the purchase of Platafreight SA, a sea freight company.

     Financing activities provided $3,700,000 in the six months ended June 30, 1999 and utilized $4.2 million in the six months ended June 30, 1998. In the six months ended June 30, 1999, cash was provided by an additional $3.7 million on short-term debt and $705,000 on long-term debt. During the six months ended June 30, 1999, the Company used $740,000 for repayment of long-term debt. During the six months ended June 30, 1998, the Company repaid $3.7 million of shortterm debt.

     During the six months ended June 30, 1999 the Company re-negotiated its bank loan of $3,294,000 for the pre-financing of exports. The first eight monthly payments of $ 68,182 formerly due beginning February 1999, are now due in three monthly installments of $181,818 each, beginning September 1999.

     The Company contemplates raising capital through a private or public placement of equity or debt. If such an offering is successful, the Company anticipates that the primary uses of this capital would be to expand the food commodities trading business first, and then to develop the olive grove and olive oil production facility. The Company's growth, expansion, and liquidity and capital resources will be significantly affected by its ability to raise additional capital. During the six months ended June 30, 1999, the Company raised $ 150,000 through private placement of its securities.

     The Company does not currently have material commitments for capital expenditures and does not anticipate entering into any such commitments during the next twelve months unless it is able to raise additional capital.

     Until the Company achieves its goal of increasing its capital, and improving its profitability, international trading activities will be limited to the high return niches only. With the same aim we will enhance the original food products and export activities that, in spite of being highly profitable, require less working capital than international trading.

     On July 9, 1999 Centenary International Corp. acquired Panamanian Shell Corporation which holds a purchase option for two 27,000MT DWT bulk carrier vessels, presently under construction, at a price of $13,000,000 each. The first one will be ready for launching on February, 2000; and the second one will be completed by June 2001. This option can be exercised by depositing 5% of the total value of the vessels on December 15, 1999. The historic value for vessels of this kind in the international market, is between $15.0 and $22.0 million each.

Inflation:

     The Company operates in certain countries that have experienced high rates of inflation and hyper-inflation in the past. However, the Company's transactions are denominated in U.S. Dollars. Therefore, local inflation has not had a material impact on the Company's results of operations during the periods presented herein. Further, the Company does not expect inflation to have a material impact on the Company in the future. However, the future impact of inflation on the Company is unknown.

Impact  of  Year  2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of business activities.

     Based on ongoing assessments, the Company believes that no significant modifications of existing computer software will be required. The Company believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company also believes that costs related to the Year 2000 issue have not and will not be significant and will not exceed $10,000.

     The Company has assessed its relationships with significant suppliers and major customers to determine the extent to which the Company is vulnerable to any third party's failure to remedy their own Year 2000 issues. Based on these assessments, management believes that significant exposure does not exist with respect to third parties. Management is developing a contingency plan to address potential Year 2000 problems that could arise. This plan includes identification of alternatives to mitigate the possibility of interruptions in business operations.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to market risk exposure related to changes in interest rates on its debt facilities. These instruments carry interest at a preagreed upon percentage point spread from the Libor interest rate. These debt facilities are in U.S. dollars. At June 30, 1999, the Company had $ 7.7 million outstanding under these facilities. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $ 77,000 on an annual basis.

     The Company is subject to market risk related to fluctuations in the value of the U.S. dollar compared to certain foreign currencies. The Company has subsidiaries, which operate worldwide. However, the functional currency used by these operating units is the U.S. dollar. Substantial portions of these operating units' invoicing, customer receivable, and many operating cost factors are denominated in dollars.

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

                                     PART II

                                OTHER INFORMATION

ITEM  2.     CHANGES  IN  SECURITIES

     On June 28, 1999, the Company sold and issued 150,000 shares of common stock to the Nicholas L. Schenk Trust at a cash purchase of $1.00 per share for total proceeds of $150,000. This transaction was effectuated by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that this purchaser had knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of the purchase of these securities of the Company. The Company believes that this purchaser was knowledgeable about the Company's operations and financial condition.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

     27.1     Financial  Data  Schedule  for  the  quarter  ended June 30, 1999.

(b)     Reports  on  Form  8-K

     None.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CENTENARY  INTERNATIONAL  CORP.


August 16, 1999                           By: /s/ Hector A. Patron Costas
                                              ------------------------------
                                              Hector A. Patron Costas
                                              Director, Chairman, Secretary,
                                              and Chief Financial Officer

                               CENTENARY INTERNATIONAL CORP.
                               -----------------------------

                                CONSOLIDATED BALANCE SHEETS
                                ---------------------------
                                  (Stated in US Dollars)
                                        (UNAUDITED)


                                                            June 30,        December 31,
                                                              1999              1998
                                                        ----------------  ----------------
                             ASSETS
                             ------
CURRENT ASSETS
--------------

Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $        70,901   $        37,336
Accounts receivable, net of allowance for doubtful . .       12,464,362         8,731,673
accounts of 448,024 and 291,868 in 1999 and 1998
  respectively . . . . . . . . . . . . . . . . . . . .        8,703,310         5,580,157
Other receivables (note 4) . . . . . . . . . . . . . .          142,224           102,153
Deferred tax asset (note 9). . . . . . . . . . . . . .        2,000,000                 -
                                                        ----------------  ----------------
Notes receivable - related party (note 5)
    Total current assets . . . . . . . . . . . . . . .       23,380,797        14,451,319
                                                        ----------------  ----------------

Notes receivable B related party (note 5). . . . . . .        2,000,000                 -
Property, plant and equipment. . . . . . . . . . . . .       10,850,479        10,687,036
Goodwill (note 3). . . . . . . . . . . . . . . . . . .        1,027,632                 -
                                                        ----------------  ----------------
 . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,878,111        10,687,036
                                                        ----------------  ----------------
    Total assets . . . . . . . . . . . . . . . . . . .  $    37,258,908   $    25,138,355
                                                        ================  ================


        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES
-------------------

Accounts payable . . . . . . . . . . . . . . . . . . .  $     9,467,840   $     2,025,242
Short term debt (note 6) . . . . . . . . . . . . . . .        4,599,838           826,876
Long term debt B current portion (note 6). . . . . . .        2,357,681         1,723,201
Accrued payroll and related expenses . . . . . . . . .          110,995           129,895
Taxes payable. . . . . . . . . . . . . . . . . . . . .          752,358           432,201
Customers advances . . . . . . . . . . . . . . . . . .          439,621           360,050
Other liabilities
    Total current liabilities. . . . . . . . . . . . .          445,833           143,906
                                                        ----------------  ----------------
 . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,174,166         5,641,371
                                                        ----------------  ----------------


Accounts payable long term . . . . . . . . . . . . . .           36,632            77,306
Long term debt (note 6). . . . . . . . . . . . . . . .       11,566,049        12,235,708
Taxes payable. . . . . . . . . . . . . . . . . . . . .                -            26,216
Minority interest
    Total non-current liabilities. . . . . . . . . . .           77,622            71,578
                                                        ----------------  ----------------
    Total liabilities. . . . . . . . . . . . . . . . .       11,680,303        12,410,808
                                                        ----------------  ----------------
 . . . . . . . . . . . . . . . . . . . . . . . . . . .       29,854,469        18,052,179
                                                        ----------------  ----------------

SHAREHOLDERS' EQUITY
--------------------

Common stock, $.001 par value, 50,000,000
  shares authorized; 18,963,500 and
  3,910,000 shares issued and outstanding in 1999
  and 1998 respectively. . . . . . . . . . . . . . . .           18,963            18,963

Paid in capital. . . . . . . . . . . . . . . . . . . .        7,981,037         7,981,037

Retained earnings (deficit). . . . . . . . . . . . . .         (419,561)         (737,824)

Receivable from sale of stock. . . . . . . . . . . . .         (176,000)         (176,000)
                                                        ----------------  ----------------

    Total shareholders' equity . . . . . . . . . . . .        7,404,439         7,086,176
                                                        ----------------  ----------------

    Total liabilities and shareholders' equity . . . .  $    37,258,908   $    25,138,355
                                                        ================  ================

        The accompanying notes are an integral part of these statements.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

           FOR THE PERIODS OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998
           ----------------------------------------------------------
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                 1999             1998
                                            ---------------  ---------------
Net sales. . . . . . . . . . . . . . . . .  $    43,962,131  $    75,934,052
Cost of goods sold . . . . . . . . . . . .       34,281,063       61,450,471
                                            ---------------  ---------------

    Gross profit . . . . . . . . . . . . .        9,681,068       14,483,581

Selling expenses . . . . . . . . . . . . .        7,583,859       10,073,620
Administrative expenses
    Operating income . . . . . . . . . . .        1,337,573        1,968,722
                                            ---------------  ---------------
Other income and loss, net . . . . . . . .          759,636        2,441,239
Interest expense
    Income before income taxes and . . . .          691,535          326,439
    minority interest. . . . . . . . . . .          794,484          927,603
                                            ---------------  ---------------
Income taxes (note 9). . . . . . . . . . .          656,687        1,187,197
Minority interest in subsidiary. . . . . .          332,380          493,857
 . . . . . . . . . . . . . . . . . . . . .            6,044                -
                                            ---------------  ---------------

    Net income . . . . . . . . . . . . . .  $       318,263  $       693,340
                                            ===============  ===============

    Earnings per share, basic and diluted.  $          .017  $          .037
                                            ===============  ===============

        The accompanying notes are an integral part of these statements.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

          FOR THE PERIODS OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998
          ------------------------------------------------------------
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                1999             1998
                                           ---------------  ---------------
Net sales . . . . . . . . . . . . . . . .  $    25,170,519  $    56,308,435
Cost of goods sold. . . . . . . . . . . .       19,386,830       45,668,146
                                           ---------------  ---------------

    Gross profit. . . . . . . . . . . . .        5,783,689       10,640,289

Selling expenses. . . . . . . . . . . . .        4,810,697        6,483,635
Administrative expenses
    Operating income. . . . . . . . . . .          650,315        1,054,060
                                           ---------------  ---------------
Other income and loss, net. . . . . . . .          322,677        3,102,594
Interest expense
    Income before income taxes and. . . .          701,504          326,881
    Minority interest . . . . . . . . . .          436,321          661,622
                                           ---------------  ---------------
Income taxes. . . . . . . . . . . . . . .          587,860        2,114,091
Minority interest in subsidiary . . . . .          301,120          576,350
 . . . . . . . . . . . . . . . . . . . . .            5,890                -
                                           ---------------  ---------------

    Net income. . . . . . . . . . . . . .  $       280,850  $     1,537,741
                                           ===============  ===============

    Earnings per share, basic and diluted  $          .015  $           081
                                           ===============  ===============

        The accompanying notes are an integral part of these statements.

                               CENTENARY INTERNATIONAL CORP.
                               -----------------------------

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------

                 FOR THE PERIOD OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 ---------------------------------------------------------
                                   (Stated in US Dollars)
                                        (UNAUDITED)


                                                             1999               1998
                                                       ----------------  ------------------

CASH FLOW FROM OPERATING ACTIVITIES
-----------------------------------
Net income. . . . . . . . . . . . . . . . . . . . . .  $       318,263   $         693,340
                                                       ----------------  ------------------

Adjustments to reconcile net income to ner cash:

       Amortization of intangibles assets . . . . . .                -             199,258

Depreciation of fixed assets. . . . . . . . . . . . .          123,757              90,100

Depreciation of goodwill. . . . . . . . . . . . . . .           21,865                   -

Changes in assets and liabilities:

Accounts receivables. . . . . . . . . . . . . . . . .       (3,732,689)         (7,424,162)

Other receivables . . . . . . . . . . . . . . . . . .       (3,123,153)          5,992,834

Notes receivables . . . . . . . . . . . . . . . . . .       (2,000,000)                  -

Inventories . . . . . . . . . . . . . . . . . . . . .                -             422,159

Deferred taxes. . . . . . . . . . . . . . . . . . . .          (40,071)             62,197

Accounts payable. . . . . . . . . . . . . . . . . . .        7,401,924          (5,570,444)

Accrued payroll and related expenses. . . . . . . . .          (18,900)            260,154

Taxes payable . . . . . . . . . . . . . . . . . . . .          293,941             326,649

Advances of customers . . . . . . . . . . . . . . . .           79,571            (142,590)

Other liabilities . . . . . . . . . . . . . . . . . .          301,927             155,878

Minority interest . . . . . . . . . . . . . . . . . .            6,044                   -
                                                       ----------------  ------------------
 . . . . . . . . . . . . . . . . . . . . . . . . . . .         (685,784)         (5,627,967)
                                                       ----------------  ------------------

INVESTING ACTIVITIES
--------------------

Notes receivable - related party. . . . . . . . . . .       (2,000,000)                  -

Purchase of Platafreight. . . . . . . . . . . . . . .       (1,049,497)                  -

Purchase of fixed assets. . . . . . . . . . . . . . .         (359,223)         (1,584,374)

Proceeds of sale of fixed assets. . . . . . . . . . .           72,023             117,000

Purchase of intangible assets . . . . . . . . . . . .                -              (1,171)

           Proceeds of sale of property held for sale                -           1,100,000
                                                       ----------------  ------------------
 . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,336,697)           (368,545)
                                                       ----------------  ------------------

FINANCING ACTIVITIES
--------------------

Net borrowings (repayments) of short term debt. . . .        3,772,962          (3,613,304)

Net borrowing (repayments) under long term debt . . .                -           6,597,575

Borrowings-long term debt . . . . . . . . . . . . . .          705,032             292,587

Repayments - long term debt . . . . . . . . . . . . .         (740,211)           (563,614)

Issuance of common stock. . . . . . . . . . . . . . .                -           5,500,000

           Advanced capital contribution. . . . . . .                -          (4,000,000)
                                                       ----------------  ------------------

Net cash provided (used in) financing activities. . .        3,737,783           4,213,244
                                                       ----------------  ------------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . .           33,565          (1,089,928)
-----------------------------------------------------

CASH AT THE BEGINNING OF THE PERIOD . . . . . . . . .           37,336           1,168,099
-----------------------------------------------------  ----------------  ------------------

CASH AT THE END OF THE PERIOD . . . . . . . . . . . .  $        70,901   $          78,171
-----------------------------------------------------  ================  ==================

Supplemental cash flow information:

Cash paid for incomes taxes . . . . . . . . . . . . .  $        42,963   $         172,481

Cash paid for interest. . . . . . . . . . . . . . . .          422,490             938,836
                                                       ----------------  ------------------
                                                       $       465,453   $       1,111,317
                                                       ================  ==================

        The accompanying notes are an integral part of these statements.

                               CENTENARY INTERNATIONAL CORP.
                               -----------------------------

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------

                FOR THE PERIOD OF THREE  MONTHS ENDED JUNE 30, 1999 AND 1998
                ------------------------------------------------------------
                                   (Stated in US Dollars)
                                        (UNAUDITED)


                                                             1999               1998
                                                       ----------------  ------------------
CASH FLOW FROM OPERATING ACTIVITIES
-----------------------------------
Net income. . . . . . . . . . . . . . . . . . . . . .  $       280,850   $       1,537,741
                                                       ----------------  ------------------

Adjustments to reconcile net income to ner cash:

       Amortization of intangibles assets . . . . . .                -              93,725

Depreciation of fixed assets. . . . . . . . . . . . .           63,160              46,505

Depreciation of goodwill. . . . . . . . . . . . . . .           13,119                   -

Changes in assets and liabilities:

Accounts receivables. . . . . . . . . . . . . . . . .       (6,539,365)         (8,190,293)

Other receivables . . . . . . . . . . . . . . . . . .       (2,548,950)          4,331,537

Notes receivables . . . . . . . . . . . . . . . . . .                -                   -

Inventories . . . . . . . . . . . . . . . . . . . . .                -             398,619

Deferred taxes. . . . . . . . . . . . . . . . . . . .          (35,001)             94,643

Accounts payable. . . . . . . . . . . . . . . . . . .        7,759,834          (6,126,747)

Accrued payroll and related expenses. . . . . . . . .           27,628             310,606

Taxes payable . . . . . . . . . . . . . . . . . . . .          154,562              31,065

Advances of customers . . . . . . . . . . . . . . . .           58,955            (165,007)

Other liabilities . . . . . . . . . . . . . . . . . .          239,427              93,378

Minority interest . . . . . . . . . . . . . . . . . .            5,890                   -
                                                       ----------------  ------------------
 . . . . . . . . . . . . . . . . . . . . . . . . . . .         (800,741)         (9,081,969)
                                                       ----------------  ------------------

INVESTING ACTIVITIES
--------------------

Notes receivable - related party. . . . . . . . . . .                -                   -

Purchase of Platafreight. . . . . . . . . . . . . . .                -                   -

Purchase of fixed assets. . . . . . . . . . . . . . .         (269,089)           (509,710)

Proceeds of sale of fixed assets. . . . . . . . . . .            2,148            (983,901)

Purchase of intangible assets . . . . . . . . . . . .                -                   -

           Proceeds of sale of property held for sale                -           1,100,000
                                                       ----------------  ------------------
 . . . . . . . . . . . . . . . . . . . . . . . . . . .         (266,941)           (393,611)
                                                       ----------------  ------------------

FINANCING ACTIVITIES
--------------------

Net borrowings (repayments) of short term debt. . . .          611,769            (126,349)

Net borrowing (repayments) under long term debt . . .                -           6,597,575

Borrowings-long term debt . . . . . . . . . . . . . .          427,605            (506,210)

Repayments - long term debt . . . . . . . . . . . . .         (279,589)           (430,232)

Issuance of common stock. . . . . . . . . . . . . . .                -           5,100,000

           Advanced capital contribution. . . . . . .                -          (4,000,000)
                                                       ----------------  ------------------

Net cash provided (used in) financing activities. . .          759,785           6,634,784
                                                       ----------------  ------------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . .          (27,047)         (1,303,055)
-----------------------------------------------------

CASH AT THE BEGINNING OF THE PERIOD . . . . . . . . .           97,948           1,381,226
-----------------------------------------------------  ----------------  ------------------

CASH AT THE END OF THE PERIOD . . . . . . . . . . . .  $        70,901   $          78,171
-----------------------------------------------------

Supplemental cash flow information:

Cash paid for incomes taxes . . . . . . . . . . . . .  $        40,456   $         129,363

Cash paid for interest. . . . . . . . . . . . . . . .          179,664             551,666
                                                       ----------------  ------------------
 . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       220,120   $         681,029
                                                       ================  ==================

        The accompanying notes are an integral part of these statements.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

            FOR THE PERIOD OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998
            ---------------------------------------------------------
                             (stated in US Dollars)
                                   (UNAUDITED)


1.     Basis  of  presentation
       -----------------------

The accompanying unaudited consolidated financial statements of CENTENARY INTERNATIONAL CORP. and its majority owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited condensed financial statements and, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months, ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-KSB for the year ended December 31, 1998.

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

3.     Acquisition  of  Platafreight  S.A.  and  Pisondix  S.A.
       -------------------------------------------------------

On February 1, 1999 the Company purchased Platafreight S.A., a private company in Uruguay in the sea freight business. The purchase price was $ 1,268,000 for all the issued and outstanding Platafreight stock.
The cost in excess of the fair value of the net assets (goodwill) is $ 1,049,497, at the time of purchase.
The transaction is accounted for as a purchase and the net assets and earnings of Platafreight S.A. are consolidated with Centenary since February 1, 1999. Goodwill resulting from the transaction will be amortized over 20 years.

On July 9, 1999 Centenary International Corp. Acquired a Panamanian shell corporation Pisondix , which holds a buying option for two 27,000 MT DWT bulk carrier vessels Bpresently under construction-, with a market value of USD 13,800,000 each. The first one will be ready for launching on February, 2000; and the second one will be completed by June, 2001. This option can be exercised by depositing 5% of the total value of the vessels on December 15, 1999. The historic value for vessels of this kind in the new building international market, is between USD 15 and 22 million each.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

            FOR THE PERIOD OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998
            ---------------------------------------------------------
                             (stated in US Dollars)
                                   (UNAUDITED)


4.     Other  receivables
       ------------------

                                       June 30,     December 31,
                                         1999           1998
                                     -------------  -------------
Related party (note 7). . . . . . .  $   5,178,929  $   1,790,859
Receivables from sale of trademark.      1,530,000      1,530,000
Refundable tax credits. . . . . . .      1,384,573      1,251,148
Other receivables . . . . . . . . .        214,243        279,375
Receivable, Sale of Marigold Plant.        212,284        271,000
Advances to directors . . . . . . .        183,281        142,233
Receivable, Platafreight S.A. . . .              -        291,986
Notes receivable. . . . . . . . . .              -         23,556
                                     -------------  -------------
 . . . . . . . . . . . . . . . . . .  $   8,703,310  $   5,580,157
                                     =============  =============

5.     Note  receivable-  related  party
       ---------------------------------

The Company has a receivable in the amount of $ 4 million from a company under common control.

The note receivable bears interest at 12% and is payable in 2 annual installments of $ 2,000,000 due June 30, 2000 and 2001. The note is collateralized by 2,000,000 shares of stock in the Company.

6.     Debt
       ----

                   June 30,    December 31,
                     1999          1998
                 ------------  ------------
Short term debt  $  3,466,945  $    511,199
Bank loans. . .       685,686             -
Bank notes. . .       447,207       315,677
Bank overdraft.  $  4,599,838  $    826,876
                 ------------  ------------
 . . . . . . . .  $  4,599,838  $    826,876
                 ============  ============

The Company has a bank loan of $ 960,257 for the financing of exports which is due August, 1999. The interest rate is LIBOR (London Interbank Offered Rate) (5.67% at June 30, 1999) plus 3%.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

            FOR THE PERIOD OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998
            ---------------------------------------------------------
                             (stated in US Dollars)
                                   (UNAUDITED)


The Company has a bank loan of $ 2,506,688 for prefinancing of exports. The loan is collateralized by the ranch. Repayment of this loan is due in 3 monthly payments of $ 807,640 beginning September 1999. The interest rate was LIBOR (London Interbank Offered Rate) (5.67% at June 30, 1999) plus 2%.

The Company has bank notes of $ 685,686 for prefinancing of exports. One of the notes requires repayments of $ 522,500 Bthe discount fee totaling $ 22,500- and is due in 2 monthly payments of $ 261,250, beginning June 99. The total amount is being renegotiated with the Bank. The other notes require repayments of $ 163,186 and are due in 3 payments of $ 116,162, $ 19,431 and $ 27,593, during
September  1999,  including  an  interest  rate  of  12%.

                                        June 30,        December 31,
                                          1999              1999
                                     ---------------  ----------------
Long term debt: . . . . . . . . . .  $    7,708,238   $     7,513,014
Bank loans. . . . . . . . . . . . .       5,844,231         5,909,432
Vendor loans. . . . . . . . . . . .         371,260           536,463
Office purchase loan. . . . . . . .      (2,357,681)       (1,723,201)
                                     ---------------  ----------------
Less current maturities, included
  in long term debt-current portion  $   11,566,048   $    12,235,708
                                     ===============  ================

The Company has bank loans of $ 5,309,864 for the prefinancing of exports. The loans are collateralized by the ranch. One loan requires repayment of $ 3,294,000 and is due in 44 monthly payments of $ 68,182 beginning February 22, 1999 plus interest at 14% per annum. The amount of the first 8 monthly payments was renegotiated with the bank. These payments are due in 3 monthly installments of $ 181,818, plus interest at 14% per annum, beginning September 1999. The other loan requires repayment of $ 2,015,864 and is due at the Company's option at six month intervals until August, 2002 and the interest rate is LIBOR (London Interbank Offered Rate) (5.67% at June 30, 1999) plus 2%.

The Company also has a bank loan of $ 2,398,374 for financing the development of the olive grove. The loan is collateralized by the ranch. The interest rate is LIBOR (London Interbank Offered Rate) (5.67% at June 30, 1999) plus 4.5%.
Repayment of this loan is due in 5 annual payments of $ 600,000 beginning August, 2000.

The Company has a vendor loan of $ 5,844,231 for commodities purchases. The loan is collateralized by the ranch. The interest rate is 12%. Repayment of this loan is due in 1 payment of $ 105,000, which was paid, and 4 semi-annual payments of $ 500,000 beginning March, 1999, of which $ 400,969 was paid and 6 semi-annual payments of $ 850,000 beginning February, 2001. The remaining $ 99,031 of the March payment has been renegotiated and is due in September 30, 1999.

The Company has an office purchase loan of $ 371,260 for the purchase of the administrative office. The loan is collateralized by the office. The interest rate is 10%. Repayment of this loan is due in 4 annual payments of $ 87,375 plus interest beginning January, 2000.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

            FOR THE PERIOD OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998
            ---------------------------------------------------------
                             (stated in US Dollars)
                                   (UNAUDITED)


Maturities of long-term debt for the next five years at June 30, 1999, are as follows:

2000 . . .  $    2,357,681
2001 . . .       2,238,115
2002 . . .       2,703,238
2003 . . .       4,214,667
2004 . . .       2,049,702
Thereafter         360,326
            --------------
 . . . . .  $   13,923,729
            ==============

7.     Related  party  transactions
       ----------------------------

Other receivables include amounts due from affiliated companies of $ 5,178,929 and $ 2,117,178 in 1999 and 1998 respectively.

The Company purchased $ 2,123,139 and $ 19,545,139 of products and $ 1,790,570 and $ 4,971,995 of services from affiliated companies, during 1999 and 1998. In addition, the Company provides certain administrative services and pays certain expenses for an affiliated company. The affiliated company reimbursed the Company for these costs totaling $ 3,151,907 during 1999 and $ 210,540 during 1998.

8.     Restricted  retained  earnings
       ------------------------------

According to the Argentine laws, 5% of the net earnings of CENTENARY S.A., calculated in accordance with generally accepted accounting principles in Argentina, for the year should be appropriated to increase the legal reserve up to 20% of common stock. At December 31, 1998, the legal reserve amounted to $ 47,681.

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

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

            FOR THE PERIOD OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998
            ---------------------------------------------------------
                             (stated in US Dollars)
                                   (UNAUDITED)


9.     Income  taxes
       -------------

The  components  of  income  tax  expense  are  as  follows:

                              Six months ended June 30,
                                  1999          1998
                             --------------  ------------
Current
Federal . . . . . . . . . .  $     372,450   $    431,660
State and local . . . . . .              -              -
                             --------------  ------------
Total income taxes current
Deferred tax benefit. . . .        372,450        431,660
Income taxes (benefit). . .        (40,070)        62,197
                             --------------  ------------
 . . . . . . . . . . . . .   $     332,380   $    493,857
                             ==============  ============

The income tax provision reconciled to the tax computed at the statutory Federal rate is:

                                                        Six months ended June 30,
                                                            1999        1998
                                                          --------  -----------
Tax at statutory rate. . . . . . . . . . . . . . . . . .       35%         33 %
Non deductible allowance for doubtful accounts . . . . .      1.3%         2.7%
Non deductible board remuneration. . . . . . . . . . . .      2.5%          .4%
Profit of Platafreight and Centenary International Corp.     14.9%           -
Amortization of intangible assets. . . . . . . . . . . .        -          5.5%
Other deductions . . . . . . . . . . . . . . . . . . . .    (3.1%)           -
                                                          --------  -----------
 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     50.6%       41.6 %
                                                          ========  ===========

Significant  components  of  the  Company's  deferred tax assets are as follows:

                                   June 30,    December, 31,
                                     1999           1998
                                  -----------  --------------
Deferred tax assets due to:
Allowance for doubtful accounts.  $   137,154  $      102,153
Provision for severance payments        5,070               -
                                  -----------  --------------
 . . . . . . . . . . . . . . . .      142,224  $      102,153
                                  ===========  ==============

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

            FOR THE PERIOD OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998
            ---------------------------------------------------------
                             (stated in US Dollars)
                                   (UNAUDITED)

10.     Geographical  information
        -------------------------

The Company's operations involve, basically, a single industry segment, trading commodities and agriproducts internationally. In the future when the olive grove has been developed there will be an additional segment. The geographic areas in which the Company operates are Pacific, Europe, Mercosur, Russia and ex B Soviet, China and Far East, Africa, Middle East and Caribbean. Net sales by geographical area were as follows:

                                     Six months ended June 30,
                                  -------------------------------
                                       1999            1998
                                  --------------  ---------------
Middle East. . . . . . . . . . .      17,464,735        9,758,331

South American Pacific . . . . .      16,394,726       38,551,861

Caribbean. . . . . . . . . . . .       9,069,069       13,273,928

Mercosur . . . . . . . . . . . .         641,883        1,826,758

Russia and ex B Soviet Countries         275,118       10,587,176

Africa . . . . . . . . . . . . .          90,600        1,861,261

Mediterranean. . . . . . . . . .          26,000                -

China and Far East . . . . . . .               -           68,250

Europe . . . . . . . . . . . . .               -            6,487
                                  --------------  ---------------
                                      43,962,131       75,934,052
                                  ==============  ===============

The  Company  has  no  identificable  assets  in other countries than Argentina.