Form 10-Q/A
period 1999-06-30
CENTENARY INTERNATIONAL CORP
filed 1999-08-23
CIK 759999

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q
                                 Amendment No. 1

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

The  Six  Months  Ended  June  30,  1999
Compared  to  the  Six  Months  Ended  June  30,  1998:

     Revenues: - Net revenues decreased 42% from $75 million in the six months ended June 30, 1998 to $44 million in the six months ended June 30, 1999.
During the six months ended June 30, 1999, the Company shipped 298,870 metric tons of food commodities compared to 356,197 metric tons in the six months ended June 30, 1998. The 42% decrease in sales was attributable primarily to the impact of lower commodity prices, and lack of working capital.

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

Liquidity  and  Capital  Resources

     Operating activities consumed $ 835,000 in the six months ended June 30, 1999 in comparison to $5.7 million in the six months ended June 30, 1998. The decrease in cash used in the six months ended June 30, 1999 was primarily attributable to an increase in the current portion of a related party receivable of $ 2 million, an increase in other receivable of $3,123,000 and a decrease in accounts payable of $ 7,400,000 offset by a $ 3.7 million increase in receivable accounts.

     Investing activities utilized $3.3 million in the six months ended June 30, 1999 and provided $368,000 in the six months ended June 30, 1998. During the six months ended June 30, 1999, the Company used $2 million for a note receivable from a related party. The Company expended $1 million for the purchase of Platafreight SA, a sea freight company.

     Financing activities provided $3.8 million in the six months ended June 30, 1999 and utilized $4.2 million in the six months ended June 30, 1998. In the six months ended June 30, 1999, cash was provided by an additional $3.8 million on short-term debt and $705,000 on long-term debt. During the six months ended June 30, 1999, the Company used $740,000 for repayment of long-term debt. During the six months ended June 30, 1998, the Company repaid $3.7 million of short term debt. In the six months ended June 30, 1999, the capital was increased by $150,000 through a 150,000 shares issuance.

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

     On July 9, 1999 Centenary International Corp. acquired Panamanian Shell Corporation which holds a purchase option for two 27,000MT DWT bulk carrier vessels, presently under construction, at a price of $13.0 million each. The first one will be ready for launching on February, 2000; and the second one will be completed by June 2001. This option can be exercised by depositing 5% of the total value of the vessels on December 15, 1999. The historic value for vessels of this kind in the international market, is between $15.0 and $22.0 million each.

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

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

     27.1     Financial  Data  Schedule  for  the  quarter  ended June 30, 1999.

(b)     Reports  on  Form  8-K

     None.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report on Form 10-Q Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CENTENARY  INTERNATIONAL  CORP.


August 20, 1999                           By: /s/ Hector A. Patron Costas
                                              ------------------------------
                                              Hector A. Patron Costas
                                              Director, Chairman, Secretary,
                                              and Chief Financial Officer

                               CENTENARY INTERNATIONAL CORP.
                               -----------------------------

                                CONSOLIDATED BALANCE SHEETS
                                ---------------------------
                                  (Stated in US Dollars)
                                        (UNAUDITED)


                                                            June 30,        December 31,
                                                              1999              1998
                                                        ----------------  ----------------
                             ASSETS
                             ------
CURRENT ASSETS
--------------

Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $        70,901   $        37,336
Accounts receivable, net of allowance for doubtful
accounts of 448,024 and 291,868 in 1999 and 1998
  respectively . . . . . . . . . . . . . . . . . . . .       12,464,362         8,731,673
Other receivables (note 4) . . . . . . . . . . . . . .        8,703,310         5,580,157
Deferred tax asset (note 9). . . . . . . . . . . . . .          142,224           102,153
Notes receivable - related party (note 5). . . . . . .        2,000,000                 -
                                                        ----------------  ----------------
    Total current assets . . . . . . . . . . . . . . .       23,380,797        14,451,319

Notes receivable B related party (note 5). . . . . . .        2,000,000                 -
Property, plant and equipment. . . . . . . . . . . . .       10,850,479        10,687,036
Goodwill (note 3). . . . . . . . . . . . . . . . . . .        1,027,632                 -
                                                        ----------------  ----------------
                                                             13,878,111        10,687,036
                                                        ----------------  ----------------
    Total assets . . . . . . . . . . . . . . . . . . .  $    37,258,908   $    25,138,355
                                                        ================  ================


        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES
-------------------

Accounts payable . . . . . . . . . . . . . . . . . . .  $     9,467,840   $     2,025,242
Short term debt (note 6) . . . . . . . . . . . . . . .        4,599,838           826,876
Long term debt B current portion (note 6). . . . . . .        2,357,681         1,723,201
Accrued payroll and related expenses . . . . . . . . .          110,995           129,895
Taxes payable. . . . . . . . . . . . . . . . . . . . .          752,358           432,201
Customers advances . . . . . . . . . . . . . . . . . .          295,621           360,050
Other liabilities. . . . . . . . . . . . . . . . . . .          295,833           143,906
                                                        ----------------  ----------------
    Total current liabilities. . . . . . . . . . . . .       18,024,166         5,641,371
                                                        ----------------  ----------------


Accounts payable long term . . . . . . . . . . . . . .           36,632            77,306
Long term debt (note 6). . . . . . . . . . . . . . . .       11,566,049        12,235,708
Taxes payable. . . . . . . . . . . . . . . . . . . . .                -            26,216
Minority interest. . . . . . . . . . . . . . . . . . .           77,622            71,578
                                                        ----------------  ----------------
    Total non-current liabilities. . . . . . . . . . .       11,680,303        12,410,808
                                                        ----------------  ----------------
    Total liabilities. . . . . . . . . . . . . . . . .       29,854,469        18,052,179
                                                        ----------------  ----------------

SHAREHOLDERS' EQUITY
--------------------

Common stock, $.001 par value, 50,000,000
  shares authorized; 19,113,500 and
  3,910,000 shares issued and outstanding in 1999
  and 1998 respectively (Note 7) . . . . . . . . . . .           19,113            18,963
Paid in capital. . . . . . . . . . . . . . . . . . . .        8,130,887         7,981,037
Retained earnings (deficit). . . . . . . . . . . . . .         (419,561)         (737,824)
Receivable from sale of stock. . . . . . . . . . . . .         (176,000)         (176,000)
                                                        ----------------  ----------------
    Total shareholders' equity . . . . . . . . . . . .        7,554,439         7,086,176
                                                        ----------------  ----------------
    Total liabilities and shareholders' equity . . . .  $    37,258,908   $    25,138,355
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

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

           FOR THE PERIODS OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998
           ----------------------------------------------------------
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                 1999             1998
                                            ---------------  ---------------
Net sales. . . . . . . . . . . . . . . . .  $    43,962,131  $    75,934,052
Cost of goods sold . . . . . . . . . . . .       34,281,063       61,450,471
                                            ---------------  ---------------

    Gross profit . . . . . . . . . . . . .        9,681,068       14,483,581

Selling expenses . . . . . . . . . . . . .        7,583,859       10,073,620
Administrative expenses. . . . . . . . . .        1,337,573        1,968,722
                                            ---------------  ---------------
    Operating income . . . . . . . . . . .          759,636        2,441,239
Other income and loss, net . . . . . . . .          691,535          326,439
Interest expenses. . . . . . . . . . . . .          794,484          927,603
                                            ---------------  ---------------
    Income before income taxes and
    minority interest. . . . . . . . . . .          656,687        1,187,197
Income taxes (note 9). . . . . . . . . . .          332,380          493,857
Minority interest in subsidiary. . . . . .            6,044                -
                                            ---------------  ---------------

    Net income . . . . . . . . . . . . . .  $       318,263  $       693,340
                                            ===============  ===============

    Earnings per share, basic and diluted.  $          .017  $          .037
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

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

          FOR THE PERIODS OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998
          ------------------------------------------------------------
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                1999             1998
                                           ---------------  ---------------
Net sales . . . . . . . . . . . . . . . .  $    25,170,519  $    56,308,435
Cost of goods sold. . . . . . . . . . . .       19,386,830       45,668,146
                                           ---------------  ---------------

    Gross profit. . . . . . . . . . . . .        5,783,689       10,640,289

Selling expenses. . . . . . . . . . . . .        4,810,697        6,483,635
Administrative expenses . . . . . . . . .          650,315        1,054,060
                                           ---------------  ---------------
    Operating income. . . . . . . . . . .          322,677        3,102,594
Other income and loss, net. . . . . . . .          701,504          326,881
Interest expense. . . . . . . . . . . . .          436,321          661,622
                                           ---------------  ---------------
    Income before income taxes and
    Minority interest . . . . . . . . . .          587,860        2,114,091
Income taxes. . . . . . . . . . . . . . .          301,120          576,350
Minority interest in subsidiary . . . . .            5,890                -
                                           ---------------  ---------------

    Net income. . . . . . . . . . . . . .  $       280,850  $     1,537,741
                                           ===============  ===============

    Earnings per share, basic and diluted  $          .015  $          .081
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

                               CENTENARY INTERNATIONAL CORP.
                               -----------------------------

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------

                 FOR THE PERIOD OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 ---------------------------------------------------------
                                   (Stated in US Dollars)
                                        (UNAUDITED)


                                                             1999               1998
                                                       ----------------  ------------------
CASH FLOW FROM OPERATING ACTIVITIES
-----------------------------------
Net income. . . . . . . . . . . . . . . . . . . . . .  $       318,263   $         693,340
                                                       ----------------  ------------------
Adjustments to reconcile net income to net cash:
Amortization of intangibles assets. . . . . . . . . .                -             199,258
Depreciation of fixed assets. . . . . . . . . . . . .          123,757              90,100
Depreciation of goodwill. . . . . . . . . . . . . . .           21,865                   -
Changes in assets and liabilities:
Accounts receivables. . . . . . . . . . . . . . . . .       (3,732,689)         (7,424,162)
Other receivables . . . . . . . . . . . . . . . . . .       (3,123,153)          5,992,834
Notes receivables . . . . . . . . . . . . . . . . . .       (2,000,000)                  -
Inventories . . . . . . . . . . . . . . . . . . . . .                -             422,159
Deferred taxes. . . . . . . . . . . . . . . . . . . .          (40,071)             62,197
Accounts payable. . . . . . . . . . . . . . . . . . .        7,401,924          (5,570,444)
Accrued payroll and related expenses. . . . . . . . .          (18,900)            260,154
Taxes payable . . . . . . . . . . . . . . . . . . . .          293,941             326,649
Advances of customers . . . . . . . . . . . . . . . .           79,571            (142,590)
Other liabilities . . . . . . . . . . . . . . . . . .          151,927             155,878
Minority interest . . . . . . . . . . . . . . . . . .            6,044                   -
                                                       ----------------  ------------------
 . . . . . . . . . . . . . . . . . . . . . . . . . . .         (835,784)         (5,627,967)
                                                       ----------------  ------------------
INVESTING ACTIVITIES
--------------------
Notes receivable - related party. . . . . . . . . . .       (2,000,000)                  -
Purchase of Platafreight. . . . . . . . . . . . . . .       (1,049,497)                  -
Purchase of fixed assets. . . . . . . . . . . . . . .         (359,223)         (1,584,374)
Proceeds of sale of fixed assets. . . . . . . . . . .           72,023             117,000
Purchase of intangible assets . . . . . . . . . . . .                -              (1,171)
Proceeds of sale of property held for sale. . . . . .                -           1,100,000
                                                       ----------------  ------------------
 . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,336,697)           (368,545)
                                                       ----------------  ------------------
FINANCING ACTIVITIES
--------------------
Net borrowings (repayments) of short term debt. . . .        3,772,962          (3,613,304)
Net borrowing (repayments) under long term debt . . .                -           6,597,575
Borrowings-long term debt . . . . . . . . . . . . . .          705,032             292,587
Repayments - long term debt . . . . . . . . . . . . .         (740,211)           (563,614)
Issuance of common stock. . . . . . . . . . . . . . .          150,000           5,500,000
Advanced capital contribution . . . . . . . . . . . .                -          (4,000,000)
                                                       ----------------  ------------------
Net cash provided (used in) financing activities. . .        3,887,783           4,213,244
                                                       ----------------  ------------------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . .           33,565          (1,089,928)
-----------------------------------------------------
CASH AT THE BEGINNING OF THE PERIOD . . . . . . . . .           37,336           1,168,099
-----------------------------------------------------  ----------------  ------------------
CASH AT THE END OF THE PERIOD . . . . . . . . . . . .  $        70,901   $          78,171
-----------------------------------------------------  ================  ==================
Supplemental cash flow information:
Cash paid for incomes taxes . . . . . . . . . . . . .  $        42,963   $         172,481
Cash paid for interest. . . . . . . . . . . . . . . .          422,490             938,836
                                                       ----------------  ------------------
                                                       $       465,453   $       1,111,317
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

                               CENTENARY INTERNATIONAL CORP.
                               -----------------------------

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------

                FOR THE PERIOD OF THREE  MONTHS ENDED JUNE 30, 1999 AND 1998
                ------------------------------------------------------------
                                   (Stated in US Dollars)
                                        (UNAUDITED)


                                                             1999               1998
                                                       ----------------  ------------------
CASH FLOW FROM OPERATING ACTIVITIES
-----------------------------------
Net income. . . . . . . . . . . . . . . . . . . . . .  $       280,850   $       1,537,741
                                                       ----------------  ------------------
Adjustments to reconcile net income to net cash:
Amortization of intangibles assets. . . . . . . . . .                -              93,725
Depreciation of fixed assets. . . . . . . . . . . . .           63,160              46,505
Depreciation of goodwill. . . . . . . . . . . . . . .           13,119                   -
Changes in assets and liabilities:
Accounts receivables. . . . . . . . . . . . . . . . .       (6,539,365)         (8,190,293)
Other receivables . . . . . . . . . . . . . . . . . .       (2,548,950)          4,331,537
Notes receivables . . . . . . . . . . . . . . . . . .                -                   -
Inventories . . . . . . . . . . . . . . . . . . . . .                -             398,619
Deferred taxes. . . . . . . . . . . . . . . . . . . .          (35,001)             94,643
Accounts payable. . . . . . . . . . . . . . . . . . .        7,759,834          (6,126,747)
Accrued payroll and related expenses. . . . . . . . .           27,628             310,606
Taxes payable . . . . . . . . . . . . . . . . . . . .          154,562              31,065
Advances of customers . . . . . . . . . . . . . . . .           58,955            (165,007)
Other liabilities . . . . . . . . . . . . . . . . . .           89,427              93,378
Minority interest . . . . . . . . . . . . . . . . . .            5,890                   -
                                                       ----------------  ------------------
 . . . . . . . . . . . . . . . . . . . . . . . . . . .         (950,741)         (9,081,969)
                                                       ----------------  ------------------
INVESTING ACTIVITIES
--------------------
Notes receivable - related party. . . . . . . . . . .                -                   -
Purchase of Platafreight. . . . . . . . . . . . . . .                -                   -
Purchase of fixed assets. . . . . . . . . . . . . . .         (269,089)           (509,710)
Proceeds of sale of fixed assets. . . . . . . . . . .            2,148            (983,901)
Purchase of intangible assets . . . . . . . . . . . .                -                   -
Proceeds of sale of property held for sale. . . . . .                -           1,100,000
                                                       ----------------  ------------------
 . . . . . . . . . . . . . . . . . . . . . . . . . . .         (266,941)           (393,611)
                                                       ----------------  ------------------
FINANCING ACTIVITIES
--------------------
Net borrowings (repayments) of short term debt. . . .          611,769            (126,349)
Net borrowing (repayments) under long term debt . . .                -           6,597,575
Borrowings-long term debt . . . . . . . . . . . . . .          427,605            (506,210)
Repayments - long term debt . . . . . . . . . . . . .         (279,589)           (430,232)
Issuance of common stock. . . . . . . . . . . . . . .          150,000           5,100,000
Advanced capital contribution . . . . . . . . . . . .                -          (4,000,000)
                                                       ----------------  ------------------
Net cash provided (used in) financing activities. . .          909,785           6,634,784
                                                       ----------------  ------------------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . .          (27,047)         (1,303,055)
-----------------------------------------------------
CASH AT THE BEGINNING OF THE PERIOD . . . . . . . . .           97,948           1,381,226
-----------------------------------------------------  ----------------  ------------------
CASH AT THE END OF THE PERIOD . . . . . . . . . . . .  $        70,901   $          78,171
-----------------------------------------------------
Supplemental cash flow information:
Cash paid for incomes taxes . . . . . . . . . . . . .  $        40,456   $         129,363
Cash paid for interest. . . . . . . . . . . . . . . .          179,664             551,666
                                                       ----------------  ------------------
 . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       220,120   $         681,029
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

3.     Acquisition  of  Platafreight  S.A.  and  Pisondix  S.A.
       -------------------------------------------------------

On February 1, 1999 the Company purchased Platafreight S.A., a private company in Uruguay in the sea freight business. The purchase price was $ 1,268,000 for all the issued and outstanding Platafreight stock. The cost in excess of the fair value of the net assets (goodwill) is $1,049,497, at the time of purchase.

The transaction is accounted for as a purchase and the net assets and earnings of Platafreight S.A. are consolidated with Centenary since February 1, 1999. Goodwill resulting from the transaction will be amortized over 20 years.

On July 9, 1999 Centenary International Corp. acquired a Panamanian shell corporation Pisondix, which holds a purchase option for two 27,000 MT DWT bulk carrier vessels, presently under construction, at a price of $13.8 million each. The first one will be ready for launching on February, 2000; and the second one will be completed by June, 2001. This option can be exercised by depositing 5% of the total value of the vessels on December 15, 1999. The historic value for vessels of this kind in the international market, is between $15.0 and $22.0 million each.

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

The Company has bank notes of $ 685,686 for prefinancing of exports. One of the notes requires repayments of $ 522,500 - The discount fee totaling $ 22,500- and is due in 2 monthly payments of $ 261,250, beginning June 99. The total amount is being renegotiated with the Bank. The other notes require repayments of $ 163,186 and are due in 3 payments of $ 116,162, $ 19,431 and $ 27,593, during
September  1999,  including  an  interest  rate  of  12%.

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
            ==============

7. During the current period, the Company raised $150,000 through a private placement of common stock at $1.00 per share. This transaction was approved by the Directors on June 22, 1999. These shares were issued on June 28, 1999.

8.     Related  party  transactions
       ----------------------------

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

11.     Geographical  information
        -------------------------

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

                                     Six months ended June 30,
                                  -------------------------------
                                       1999            1998
                                  --------------  ---------------
Middle East. . . . . . . . . . .      17,464,735        9,758,331

South American Pacific . . . . .      16,394,726       38,551,861

Caribbean. . . . . . . . . . . .       9,069,069       13,273,928

Mercosur . . . . . . . . . . . .         641,883        1,826,758

Russia and ex - Soviet Countries         275,118       10,587,176

Africa . . . . . . . . . . . . .          90,600        1,861,261

Mediterranean. . . . . . . . . .          26,000                -

China and Far East . . . . . . .               -           68,250

Europe . . . . . . . . . . . . .               -            6,487
                                  --------------  ---------------
                                      43,962,131       75,934,052
                                  ==============  ===============

The  Company  has  no  identificable  assets  in other countries than Argentina.