Form 10-Q/A
period 1999-06-30
CENTENARY INTERNATIONAL CORP
filed 1999-09-03
CIK 759999

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q
                                 Amendment No. 2

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

INFORMATION  REGARDING  AND  FACTORS  AFFECTING  FORWARD  LOOKING  STATEMENTS

     The Company is including the following cautionary statement in this Report on Form 10-Q; to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995, for any forward-looking statements made by, or on behalf of the Company.

     Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. Certain statements contained in this Report on Form 10-Q are forward-looking statements, and the matters discussed in these forward-looking statements are subject to risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

     The Company's forward-looking statements are expressed in good faith, and are believed by the Company to have a reasonable basis, based on management examination of historical operating trends, data contained in the Company's records and other data available from third parties. But no assurance can be made that any matter discussed in a forward-looking statement will ultimately be achieved, or if achieved, will have the same impact on the Company as discussed in the forward-looking statement.

     In addition to those factors already mentioned, other factors which could effect forward looking statements are the ability of the Company to obtain financing on favorable terms, the success of the Company's olive oil, animal feed, cattle feeding and meat processing operations, demand and supply factors, competitive factors, weather conditions, crop yield and failures, crop oversupply, geopolitical changes, import restrictions in countries of customers, the effect of inflation and government regulations. The Company has no obligation to update or revise any forward-looking statement to reflect future events.

RESULTS  OF  OPERATIONS

General. The following sets forth, for the periods presented, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations:

                               THREE MONTHS ENDED
                                    JUNE 30,
                                  1999    1998
Net Sales . . . . . . . . . . .  100.0%  100.0%
Cost of goods sold. . . . . . .   77.0    81.1
                                 ------  ------
Gross profit. . . . . . . . . .   23.0    18.9
Selling expenses. . . . . . . .   19.0    11.5
Administrative expenses . . . .    2.5     1.9
                                 ------  ------
Operating income. . . . . . . .    1.3     5.5
Other Income (Expense), Net . .    2.8     (.6)
Interest expense. . . . . . . .    0.0       -
                                 ------  ------
Income before income taxes and
minority interests. . . . . . .    2.3     3.7
Income taxes. . . . . . . . . .    1.2     1.0
Minority interest in subsidiary    0.0     ---
                                 ------  ------
Net income. . . . . . . . . . .    1.1     2.7
                                 ------  ------

                                SIX MONTHS ENDED
                                    JUNE 30,
                                  1999    1998
Net Sales . . . . . . . . . . .  100.0%  100.0%
Cost of goods sold. . . . . . .   78.0    81.0
                                 ------  ------
Gross profit. . . . . . . . . .   22.0    19.0
Selling expenses. . . . . . . .   17.3    13.2
Administrative expenses . . . .    3.0     2.6
                                 ------  ------
Operating income. . . . . . . .    1.7     3.2
Other Income (Expense), Net . .    1.6     (.4)
Interest expense. . . . . . . .    1.8     1.2
                                 ------  ------
Income before income taxes and
minority interests. . . . . . .    1.5     1.6
Income taxes. . . . . . . . . .    0.8     0.7
Minority interest in subsidiary    0.0     0.0
                                 ------  ------
Net income. . . . . . . . . . .     .7      .9
                                 ------  ------

The following table sets forth-sales revenues by region for the six months ended June 30, 1999 and 1998:

                                 SIX MONTHS ENDED JUNE 30,
                                     1999         1998
                                  (STATED IN US DOLLARS)
Geographical Information
-------------------------------
Middle East . . . . . . . . . .  $ 17,464,735  $ 9,758,331
South American Pacific. . . . .  $ 16,394,726  $38,551,861
Mercosur. . . . . . . . . . . .  $    641,883  $ 1,826,758
Caribbean . . . . . . . . . . .  $  9,069,069  $13,273,928
Africa. . . . . . . . . . . . .  $     90,600  $ 1,861,261
Russia & ex - Soviet Countries.  $    275,118  $10,587,176
Mediterranean . . . . . . . . .  $     26,000  $         -
China and Far East. . . . . . .  $          -  $    68,250
Europe. . . . . . . . . . . . .  $          -  $     6,487
                                 ------------  -----------
                                 $ 43,962,131  $75,934,052

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

Liquidity  and  Capital  Resources

     Operating activities consumed $ 835,000 in the six months ended June 30, 1999 in comparison to $5.6 million in the six months ended June 30, 1998. The decrease in cash used in the six months ended June 30, 1999 was primarily attributable to an increase in the current portion of a related party receivable of $2 million, an increase in other receivable of $3.1 million and a decrease in accounts payable of $7.4 million offset by a $3.7 million increase in receivable accounts.

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

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

     27.1     Financial  Data  Schedule  for  the  quarter  ended June 30, 1999.

(b)     Reports  on  Form  8-K

     None.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report on Form 10-Q Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CENTENARY  INTERNATIONAL  CORP.


September 2, 1999                         By: /s/ Hector A. Patron Costas
                                              ------------------------------
                                              Hector A. Patron Costas
                                              Director, Chairman, Secretary,
                                              and Chief Financial Officer

                               CENTENARY INTERNATIONAL CORP.
                               -----------------------------

                                CONSOLIDATED BALANCE SHEETS
                                ---------------------------
                                  (Stated in US Dollars)
                                        (UNAUDITED)


                                                            June 30,        December 31,
                                                              1999              1998
                                                        ----------------  ----------------
                             ASSETS
                             ------
CURRENT ASSETS
--------------

Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $        70,901   $        37,336
Accounts receivable, net of allowance for doubtful
accounts of 448,024 and 291,868 in 1999 and 1998
  respectively . . . . . . . . . . . . . . . . . . . .       12,464,362         8,731,673
Other receivables (note 4) . . . . . . . . . . . . . .        8,703,310         5,580,157
Deferred tax asset (note 10). . . . . . . . . . . . . .          142,224           102,153
Notes receivable - related party (note 5). . . . . . .        2,000,000                 -
                                                        ----------------  ----------------
    Total current assets . . . . . . . . . . . . . . .       23,380,797        14,451,319

Notes receivable - related party (note 5). . . . . . .        2,000,000                 -
Property, plant and equipment. . . . . . . . . . . . .       10,850,479        10,687,036
Goodwill (note 3). . . . . . . . . . . . . . . . . . .        1,027,632                 -
                                                        ----------------  ----------------
                                                             13,878,111        10,687,036
                                                        ----------------  ----------------
    Total assets . . . . . . . . . . . . . . . . . . .  $    37,258,908   $    25,138,355
                                                        ================  ================


        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES
-------------------

Accounts payable . . . . . . . . . . . . . . . . . . .  $     9,467,840   $     2,025,242
Short term debt (note 6) . . . . . . . . . . . . . . .        4,599,838           826,876
Long term debt - current portion (note 6). . . . . . .        2,357,681         1,723,201
Accrued payroll and related expenses . . . . . . . . .          110,995           129,895
Taxes payable. . . . . . . . . . . . . . . . . . . . .          752,358           432,201
Customers advances . . . . . . . . . . . . . . . . . .          439,621           360,050
Other liabilities. . . . . . . . . . . . . . . . . . .          295,833           143,906
                                                        ----------------  ----------------
    Total current liabilities. . . . . . . . . . . . .       18,024,166         5,641,371
                                                        ----------------  ----------------


Accounts payable long term . . . . . . . . . . . . . .           36,633            77,306
Long term debt (note 6). . . . . . . . . . . . . . . .       11,566,048        12,235,708
Taxes payable. . . . . . . . . . . . . . . . . . . . .                -            26,216
Minority interest. . . . . . . . . . . . . . . . . . .           77,622            71,578
                                                        ----------------  ----------------
    Total non-current liabilities. . . . . . . . . . .       11,680,303        12,410,808
                                                        ----------------  ----------------
    Total liabilities. . . . . . . . . . . . . . . . .       29,704,469        18,052,179
                                                        ----------------  ----------------

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

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

           FOR THE PERIODS OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998
           ----------------------------------------------------------
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                 1999             1998
                                            ---------------  ---------------
Net sales. . . . . . . . . . . . . . . . .  $    43,962,131  $    75,934,052
Cost of goods sold . . . . . . . . . . . .       34,281,063       61,450,471
                                            ---------------  ---------------

    Gross profit . . . . . . . . . . . . .        9,681,068       14,483,581

Selling expenses . . . . . . . . . . . . .        7,583,859       10,073,620
Administrative expenses. . . . . . . . . .        1,337,573        1,968,722
                                            ---------------  ---------------
    Operating income . . . . . . . . . . .          759,636        2,441,239
Other income and loss, net . . . . . . . .          691,535          326,439
Interest expenses. . . . . . . . . . . . .          794,484          927,603
                                            ---------------  ---------------
    Income before income taxes and
    minority interest. . . . . . . . . . .          656,687        1,187,197
Income taxes (note 10). . . . . . . . . . .         332,380          493,857
Minority interest in subsidiary. . . . . .            6,044                -
                                            ---------------  ---------------

    Net income . . . . . . . . . . . . . .  $       318,263  $       693,340
                                            ===============  ===============

    Earnings per share, basic and diluted.  $          .017  $          .037
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


                               CENTENARY INTERNATIONAL CORP.
                               -----------------------------

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------

                 FOR THE PERIOD OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 ---------------------------------------------------------
                                   (Stated in US Dollars)
                                        (UNAUDITED)


                                                             1999               1998
                                                       ----------------  ------------------
CASH FLOW FROM OPERATING ACTIVITIES
-----------------------------------
Net income. . . . . . . . . . . . . . . . . . . . . .  $       318,263   $         693,340
                                                       ----------------  ------------------
Adjustments to reconcile net income to net cash:
Amortization of intangibles assets. . . . . . . . . .                -             199,258
Depreciation of fixed assets. . . . . . . . . . . . .          123,757              90,100
Depreciation of goodwill. . . . . . . . . . . . . . .           21,865                   -
Changes in assets and liabilities:
Accounts receivables. . . . . . . . . . . . . . . . .       (3,732,689)         (7,424,162)
Other receivables . . . . . . . . . . . . . . . . . .       (3,123,153)          5,992,834
Notes receivables . . . . . . . . . . . . . . . . . .       (2,000,000)                  -
Inventories . . . . . . . . . . . . . . . . . . . . .                -             422,159
Deferred taxes. . . . . . . . . . . . . . . . . . . .          (40,071)             62,197
Accounts payable. . . . . . . . . . . . . . . . . . .        7,401,925          (5,570,444)
Accrued payroll and related expenses. . . . . . . . .          (18,900)            260,154
Taxes payable . . . . . . . . . . . . . . . . . . . .          293,941             326,649
Advances of customers . . . . . . . . . . . . . . . .           79,571            (142,590)
Other liabilities . . . . . . . . . . . . . . . . . .          151,927             155,878
Minority interest . . . . . . . . . . . . . . . . . .            6,044                   -
                                                       ----------------  ------------------
 . . . . . . . . . . . . . . . . . . . . . . . . . . .         (835,783)         (5,627,967)
                                                       ----------------  ------------------
INVESTING ACTIVITIES
--------------------
Notes receivable - related party. . . . . . . . . . .       (2,000,000)                  -
Purchase of Platafreight. . . . . . . . . . . . . . .       (1,049,497)                  -
Purchase of fixed assets. . . . . . . . . . . . . . .         (359,223)         (1,584,374)
Proceeds of sale of fixed assets. . . . . . . . . . .           72,023             117,000
Purchase of intangible assets . . . . . . . . . . . .                -              (1,171)
Proceeds of sale of property held for sale. . . . . .                -           1,100,000
                                                       ----------------  ------------------
 . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,336,697)           (368,545)
                                                       ----------------  ------------------
FINANCING ACTIVITIES
--------------------
Net borrowings (repayments) of short term debt. . . .        3,772,962          (3,613,304)
Net borrowing (repayments) under long term debt . . .                -           6,597,575
Borrowings-long term debt . . . . . . . . . . . . . .          705,031             292,587
Repayments - long term debt . . . . . . . . . . . . .         (740,211)           (563,614)
Issuance of common stock. . . . . . . . . . . . . . .          150,000           5,500,000
Advanced capital contribution . . . . . . . . . . . .                -          (4,000,000)
                                                       ----------------  ------------------
Net cash provided (used in) financing activities. . .        3,887,782           4,213,244
                                                       ----------------  ------------------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . .           33,565          (1,089,928)
-----------------------------------------------------
CASH AT THE BEGINNING OF THE PERIOD . . . . . . . . .           37,336           1,168,099
-----------------------------------------------------  ----------------  ------------------
CASH AT THE END OF THE PERIOD . . . . . . . . . . . .  $        70,901   $          78,171
-----------------------------------------------------  ================  ==================
Supplemental cash flow information:
Cash paid for incomes taxes . . . . . . . . . . . . .  $        42,963   $         172,481
Cash paid for interest. . . . . . . . . . . . . . . .          422,490             938,836
                                                       ----------------  ------------------
                                                       $       465,453   $       1,111,317
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

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

            FOR THE PERIOD OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998
            ---------------------------------------------------------
                             (stated in US Dollars)
                                   (UNAUDITED)


4.     Other  receivables
       ------------------

                                       June 30,     December 31,
                                         1999           1998
                                     -------------  -------------
Related party (note 8). . . . . . .  $   5,178,929  $   1,790,859
Receivables from sale of trademark.      1,530,000      1,530,000
Refundable tax credits. . . . . . .      1,384,573      1,251,148
Other receivables . . . . . . . . .        214,243        279,375
Receivable, Sale of Marigold Plant.        212,284        271,000
Advances to directors . . . . . . .        183,281        142,233
Receivable, Platafreight S.A. . . .              -        291,986
Notes receivable. . . . . . . . . .              -         23,556
                                     -------------  -------------
 . . . . . . . . . . . . . . . . . .  $   8,703,310  $   5,580,157
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

6.     Debt
       ----

                   June 30,    December 31,
Short term debt:     1999          1998
                 ------------  ------------
Bank loans. . .  $  3,466,945  $    511,199
Bank notes. . .       685,686             -
Bank overdraft.       447,207       315,677
                 ------------  ------------
                 $  4,599,838  $    826,876
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

                                        June 30,        December 31,
Long term debt:                           1999              1999
                                     ---------------  ----------------
Bank loans. . . . . . . . . . . . .  $    7,708,238   $     7,513,014
Vendor loans. . . . . . . . . . . .       5,844,231         5,909,432
Office purchase loan. . . . . . . .         371,260           536,463
Less current maturities, included
  in long term debt-current portion      (2,357,681)       (1,723,201)
                                     ---------------  ----------------
                                     $   11,566,048   $    12,235,708
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
            ==============

7. Common Stock. During the current period, the Company raised $150,000 through a private placement of common stock at $1.00 per share. This transaction was approved by the Directors on June 22, 1999. These shares were issued on June 28, 1999.

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