Form 10-Q/A
period 1999-06-30
CENTENARY INTERNATIONAL CORP
filed 1999-09-07
CIK 759999

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q
                                 Amendment No. 3

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

RESULTS  OF  OPERATIONS

General. The following sets forth, for the periods presented, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations:

                               THREE MONTHS ENDED
                                    JUNE 30,
                                  1999    1998
Net Sales . . . . . . . . . . .  100.0%  100.0%
Cost of goods sold. . . . . . .   77.0    81.1
                                 ------  ------
Gross profit. . . . . . . . . .   23.0    18.9
Selling expenses. . . . . . . .   19.1    11.5
Administrative expenses . . . .    2.6     1.9
                                 ------  ------
Operating income. . . . . . . .    1.3     5.5
Other Income (Expense), Net . .    2.8     (.6)
Interest expense. . . . . . . .    1.8     1.2
                                 ------  ------
Income before income taxes and
minority interests. . . . . . .    2.3     3.7
Income taxes. . . . . . . . . .    1.2     1.0
Minority interest in subsidiary    0.0     ---
                                 ------  ------
Net income. . . . . . . . . . .    1.1     2.7
                                 ------  ------

                                SIX MONTHS ENDED
                                    JUNE 30,
                                  1999    1998
Net Sales . . . . . . . . . . .  100.0%  100.0%
Cost of goods sold. . . . . . .   78.0    81.0
                                 ------  ------
Gross profit. . . . . . . . . .   22.0    19.0
Selling expenses. . . . . . . .   17.3    13.2
Administrative expenses . . . .    3.0     2.6
                                 ------  ------
Operating income. . . . . . . .    1.7     3.2
Other Income (Expense), Net . .    1.6     (.4)
Interest expense. . . . . . . .    1.8     1.2
                                 ------  ------
Income before income taxes and
minority interests. . . . . . .    1.5     1.6
Income taxes. . . . . . . . . .    0.8     0.7
Minority interest in subsidiary    0.0     0.0
                                 ------  ------
Net income. . . . . . . . . . .     .7      .9
                                 ------  ------

The following table sets forth-sales revenues by region for the six months ended June 30, 1999 and 1998:

                                 SIX MONTHS ENDED JUNE 30,
                                     1999         1998
                                  (STATED IN US DOLLARS)
Geographical Information
-------------------------------
Middle East . . . . . . . . . .  $ 17,464,735  $ 9,758,331
South American Pacific. . . . .  $ 16,394,726  $38,551,861
Mercosur. . . . . . . . . . . .  $    641,883  $ 1,826,758
Caribbean . . . . . . . . . . .  $  9,069,069  $13,273,928
Africa. . . . . . . . . . . . .  $     90,600  $ 1,861,261
Russia & ex - Soviet Countries.  $    275,118  $10,587,176
Mediterranean . . . . . . . . .  $     26,000  $         -
China and Far East. . . . . . .  $          -  $    68,250
Europe. . . . . . . . . . . . .  $          -  $     6,487
                                 ------------  -----------
                                 $ 43,962,131  $75,934,052

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

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

     27.1     Financial  Data  Schedule  for  the  quarter  ended June 30, 1999.

(b)     Reports  on  Form  8-K

     None.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report on Form 10-Q Amendment No. 3 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CENTENARY  INTERNATIONAL  CORP.


September 3, 1999                         By: /s/ Hector A. Patron Costas
                                              ------------------------------
                                              Hector A. Patron Costas
                                              Director, Chairman, Secretary,
                                              and Chief Financial Officer

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