Form 10-Q
period 1999-09-30
CENTENARY INTERNATIONAL CORP
filed 1999-11-22
CIK 759999

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

[X]     Quarterly  Report  Pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934  For  the  Quarterly  Period  Ended  September 30, 1999.
Or

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

                      Applicable Only to Corporate Issuers

As of November 30, 1999, there were outstanding 19,356,200 shares of the registrant's $.001 par value Common Stock.

                                Table of Contents

PART  I

FINANCIAL  INFORMATION

Item  1.     Financial  Statements

     Consolidated Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998 (audited)

     Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 and 1998 (unaudited)

     Consolidated Statements of Cash Flows for the three months and the nine months ended September 30, 1999 and 1998 (unaudited)

     Selected  Notes  to  Consolidated  Financial  Statements

Item  2.     Management's  Discussion  and  Analysis

Item  3.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk

PART  II

OTHER  INFORMATION

Item  1.     Legal  Proceedings

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

                                  CENTENARY INTERNATIONAL CORP.
                                  -----------------------------

                                   CONSOLIDATED BALANCE SHEETS
                                   ---------------------------
                                      (Stated in US Dollars)
                                           (UNAUDITED)


                                                              September 30,       December 31,
                                                                   1999               1998
                                                            ------------------  -----------------
ASSETS
------
CURRENT ASSETS
----------------------------------------------------------

Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          71,710   $         37,336
Accounts receivable, net of allowance for doubtful
accounts of 448,024 and 291,868 in 1999 and 1998
  respectively . . . . . . . . . . . . . . . . . . . . . .         21,687,047          8,731,673
Other receivables (note 5) . . . . . . . . . . . . . . . .          9,602,530          5,580,157
Deferred tax asset (note 11) . . . . . . . . . . . . . . .            142,224            102,153
Notes receivable - related party (note 6). . . . . . . . .          2,000,000                  -
                                                             ----------------    ---------------
Total current assets . . . . . . . . . . . . . . . . . . .         33,503,511         14,451,319
                                                             ----------------    ---------------

Notes receivable - related party (note 6). . . . . . . . .          2,000,000                  -
Property, plant and equipment. . . . . . . . . . . . . . .         10,835,872         10,687,036
Goodwill (note 4). . . . . . . . . . . . . . . . . . . . .          1,014,514                  -
                                                            ------------------  -----------------

                                                                   13,850,386         10,687,036
                                                            ------------------  -----------------

    Total assets . . . . . . . . . . . . . . . . . . . . .  $      47,353,897   $     25,138,355
                                                            ==================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Pre-petition liabilities
----------------------------------------------------------

Accounts payable . . . . . . . . . . . . . . . . . . . . .  $       5,708,287   $      2,102,548
Debt (note 7). . . . . . . . . . . . . . . . . . . . . . .         32,979,880         14,785,785
Accrued payroll and related expenses . . . . . . . . . . .            151,145            129,895
Taxes payable. . . . . . . . . . . . . . . . . . . . . . .            637,644            458,417
Customer advances. . . . . . . . . . . . . . . . . . . . .                  -            360,050
Other liabilities. . . . . . . . . . . . . . . . . . . . .                  -            143,906
Minority interest. . . . . . . . . . . . . . . . . . . . .                  -             71,578
                                                            ------------------  -----------------

   Total liabilities pre-petition. . . . . . . . . . . . .         39,476,956         18,052,179
                                                            ------------------  -----------------


Post-petition liabilities
----------------------------------------------------------

Accounts payable . . . . . . . . . . . . . . . . . . . . .            576,975                  -
Accrued payroll and related expenses . . . . . . . . . . .             58,061                  -
Customer advances. . . . . . . . . . . . . . . . . . . . .            477,020                  -
Other liabilities. . . . . . . . . . . . . . . . . . . . .             96,405                  -
Minority interest. . . . . . . . . . . . . . . . . . . . .             69,334                  -
                                                            ------------------  -----------------

Total liabilities post-petition. . . . . . . . . . . . . .          1,277,795                  -
                                                            ------------------  -----------------

   Total liabilities. . . . . . . . . . . . . . . . . . .          40,754,751         18,052,179
                                                            ------------------  -----------------


SHAREHOLDERS' EQUITY
----------------------------------------------------------

Common stock, $.001 per value, 50,000,000 shares
  authorized; 19,356,200 and 18,963,500 shares issued and
  outstanding in 1999 and 1998 respectively  (note 8). . .             19,356             18,963
Paid in capital. . . . . . . . . . . . . . . . . . . . . .          8,340,873          7,981,037
Retained earnings (deficit). . . . . . . . . . . . . . . .         (1,585,083)          (737,824)
Receivable from sale of stock. . . . . . . . . . . . . . .           (176,000)          (176,000)
                                                            ------------------  -----------------

    Total shareholders' equity . . . . . . . . . . . . . .          6,599,146          7,086,176
                                                            ------------------  -----------------

    Total liabilities and shareholders' equity . . . . . .  $      47,353,897   $     25,138,355
                                                            ==================  =================

        The accompanying notes are an integral part of these statements.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

        FOR THE PERIODS OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
        ----------------------------------------------------------------
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                   1999         1998
                                               ------------  -----------
Net sales . . . . . . . . . . . . . . . . . .  $45,310,533   $99,304,358

Cost of goods sold. . . . . . . . . . . . . .   35,132,493    78,815,963
                                               ------------  -----------


    Gross profit. . . . . . . . . . . . . . .   10,178,040    20,488,395

Selling expenses. . . . . . . . . . . . . . .    8,481,480    14,801,257

Administrative expenses . . . . . . . . . . .    2,229,079     3,222,920
                                               ------------  -----------

     Operating income (loss). . . . . . . . .     (532,519)    2,464,218

Other income and loss, net. . . . . . . . . .      740,622       237,837

Interest expense. . . . . . . . . . . . . . .    1,162,120     1,003,594
                                               ------------  -----------

Income (loss) before income taxes and
    minority interest . . . . . . . . . . . .     (954,017)    1,222,787

Income taxes (benefit) (note 11). . . . . . .     (104,514)       77,237

Minority interest in earnings of subsidiary .        2,244             -
                                               ------------  -----------

    Net income (loss) . . . . . . . . . . . .  $  (847,259)  $ 1,145,550
                                               ============  ===========

Earnings (loss) per share, basic and diluted.  $    ( .045)  $      .060
                                               ============  ===========


        The accompanying notes are an integral part of these statements.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

        FOR THE PERIODS OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
        -----------------------------------------------------------------
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                       1999          1998
                                                   ------------  ------------
Net sales . . . . . . . . . . . . . . . . . . . .  $ 1,348,402   $23,370,306

Cost of goods sold. . . . . . . . . . . . . . . .      851,430    17,365,492
                                                   ------------  ------------
    Gross profit. . . . . . . . . . . . . . . . .      496,972     6,004,814

Selling expenses. . . . . . . . . . . . . . . . .      897,621     4,727,637

Administrative expenses . . . . . . . . . . . . .      891,506     1,254,198
                                                   ------------  ------------

    Operating income (loss) . . . . . . . . . . .   (1,292,155)       22,979

Other income and loss, net. . . . . . . . . . . .       49,087        88,602

Interest expense. . . . . . . . . . . . . . . . .      367,636        75,991
                                                   ------------  ------------
Income (loss) before income taxes and
    minority interest . . . . . . . . . . . . . .   (1,610,704)       35,590

Income taxes (benefit). . . . . . . . . . . . . .     (436,894)     (416,620)

Minority interest in earnings of subsidiary . . .        8,288             -
                                                   ------------  ------------
    Net income (loss) . . . . . . . . . . . . . .  $(1,165,522)  $   452,210
                                                   ============  ============
    Earnings (loss) per share, basic and diluted.  $   (  .062)  $      .023
                                                   ============  ============

        The accompanying notes are an integral part of these statements.

                           CENTENARY INTERNATIONAL CORP.
                           -----------------------------

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -------------------------------------

          FOR THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
          ---------------------------------------------------------------
                               (Stated in US Dollars)
                                    (UNAUDITED)


                                                            1999           1998
                                                        -------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
------------------------------------------------------

Net income (loss). . . . . . . . . . . . . . . . . . .  $   (847,259)  $ 1,145,550
                                                        -------------  ------------

Adjustments to reconcile net income to net cash:
Amortization of intangible assets  . . . . . . . . . .             -       304,771
Depreciation of fixed assets . . . . . . . . . . . . .       185,606       143,712
Amortization of goodwill . . . . . . . . . . . . . . .        34,983             -
Minority interest in earnings of subsidiary. . . . . .        (2,244)            -
Changes in assets and liabilities:
Accounts receivables . . . . . . . . . . . . . . . . .   (12,955,374)   (6,954,710)
Other receivables. . . . . . . . . . . . . . . . . . .    (4,022,373)    7,831,994
Notes receivables. . . . . . . . . . . . . . . . . . .    (2,000,000)            -
Inventories. . . . . . . . . . . . . . . . . . . . . .             -       523,359
Deferred taxes . . . . . . . . . . . . . . . . . . . .       (40,071)     (136,363)
Accounts payable . . . . . . . . . . . . . . . . . . .     4,182,714    (6,856,677)
Accrued payroll and related expenses . . . . . . . . .        79,311       (41,895)
Taxes payable. . . . . . . . . . . . . . . . . . . . .       179,227       184,962
Advances of customers. . . . . . . . . . . . . . . . .       116,970       680,883
Other liabilities. . . . . . . . . . . . . . . . . . .       (47,501)      305,367
                                                        -------------  ------------

                                                         (14,288,752)   (4,014,597)
                                                        -------------  ------------


INVESTING ACTIVITIES
------------------------------------------------------

Notes receivable - related party . . . . . . . . . . .    (2,000,000)            -
Purchase of Platafreight . . . . . . . . . . . . . . .    (1,049,497)            -
Purchase of fixed assets . . . . . . . . . . . . . . .      (454,364)   (1,779,451)
Proceeds of sale of fixed assets . . . . . . . . . . .       119,922       117,000
Purchase of intangible assets. . . . . . . . . . . . .             -        (1,171)
Proceeds of sale of property held for sale . . . . . .             -     1,100,000
                                                        -------------  ------------

                                                          (3,383,939)     (563,622)
                                                        -------------  ------------


FINANCING ACTIVITIES
------------------------------------------------------

Net borrowings (repayments) of short term debt . . . .     3,438,265    (4,237,570)
Borrowings under long term debt. . . . . . . . . . . .     1,885,156     7,169,394
Repayments - long term debt. . . . . . . . . . . . . .    (1,138,632)   (1,142,016)
Letters of Credit. . . . . . . . . . . . . . . . . . .    14,009,306             -
Issuance of common stock . . . . . . . . . . . . . . .       360,229     5,500,000
Advanced capital contribution. . . . . . . . . . . . .             -    (4,000,000)
                                                        -------------  ------------

Net cash provided (used in) financing activities . . .    18,554,324     3,289,808
                                                        -------------  ------------



NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . .        34,374      (142,861)
------------------------------------------------------

CASH AT THE BEGINNING OF THE PERIOD. . . . . . . . . .        37,336     1,168,099
------------------------------------------------------  -------------  ------------

CASH AT THE END OF THE PERIOD. . . . . . . . . . . . .  $     71,710   $ 1,025,238
------------------------------------------------------  =============  ============

Supplemental cash flow information:

Cash paid for incomes taxes. . . . . . . . . . . . . .  $     45,154   $   279,930
                                                        =============  ============

Cash paid for interest . . . . . . . . . . . . . . . .  $    820,911   $ 1,436,950
                                                        =============  ============

        The accompanying notes are an integral part of these statements.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

        FOR THE PERIOD OF THREE  MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
        -----------------------------------------------------------------
                              (Stated in US Dollars)
                                   (UNAUDITED)


                                                       1999           1998
                                                   -------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
-------------------------------------------------
Net income (loss) . . . . . . . . . . . . . . . .  $ (1,162,522)  $   452,210
                                                   -------------  ------------


Adjustments to reconcile net income to net cash:
       Amortization of intangibles assets . . . .             -       105,513
Depreciation of fixed assets. . . . . . . . . . .        61,849        53,612
Amortization of goodwill. . . . . . . . . . . . .        13,118             -
Minority interest in earnings of subsidiary . . .        (8,288)            -
Changes in assets and liabilities:
Accounts receivables. . . . . . . . . . . . . . .    (9,222,685)      469,452
Other receivables . . . . . . . . . . . . . . . .      (899,220)    1,839,160
Inventories . . . . . . . . . . . . . . . . . . .             -       101,200
Deferred taxes. . . . . . . . . . . . . . . . . .             -      (198,560)
Accounts payable. . . . . . . . . . . . . . . . .    (3,219,211)   (1,286,233)
Accrued payroll and related expenses. . . . . . .        98,211      (302,049)
Taxes payable . . . . . . . . . . . . . . . . . .      (114,714)     (141,687)
Advances of customers . . . . . . . . . . . . . .        37,399       823,473
Other liabilities . . . . . . . . . . . . . . . .      (199,428)      149,489
                                                   -------------  ------------

                                                    (13,452,969)    1,613,370
                                                   -------------  ------------

INVESTING ACTIVITIES
-------------------------------------------------

Purchase of fixed assets. . . . . . . . . . . . .       (95,141)     (195,077)
Proceeds of sale of fixed assets. . . . . . . . .        47,899             -
                                                   -------------  ------------

                                                        (47,242)     (195,077)
                                                   -------------  ------------

FINANCING ACTIVITIES
-------------------------------------------------

Net borrowings (repayments) of short term debt. .      (334,697)     (624,266)
Borrowings under long term debt . . . . . . . . .     1,180,125       279,232
Repayments - long term debt . . . . . . . . . . .      (398,421)     (578,402)
Letters of Credit . . . . . . . . . . . . . . . .    14,009,306             -
Issuance of common stock. . . . . . . . . . . . .       210,229             -
                                                   -------------  ------------

Net cash provided (used in) financing activities.    14,666,542      (923,436)
                                                   -------------  ------------


NET INCREASE (DECREASE) IN CASH . . . . . . . . .           809       947,067
-------------------------------------------------

CASH AT THE BEGINNING OF THE PERIOD . . . . . . .        70,901        78,171
-------------------------------------------------  -------------  ------------

CASH AT THE END OF THE PERIOD . . . . . . . . . .  $     71,710   $ 1,025,238
-------------------------------------------------  =============  ============

Supplemental cash flow information:

Cash paid for incomes taxes . . . . . . . . . . .  $      2,191   $   107,449
                                                   =============  ============

Cash paid for interest. . . . . . . . . . . . . .  $    398,421   $   498,114
                                                   =============  ============

        The accompanying notes are an integral part of these statements.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

         FOR THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
         ---------------------------------------------------------------
                             (stated in US Dollars)
                                   (UNAUDITED)

1.     Petition  for  reorganization
       -----------------------------

On August 12, 1999, the Board of Directors of Centenary S.A. of Argentina, the principal subsidiary of Centenary International Corp., filed a petition for reorganization.

Centenary S.A. filed this petition under the Argentine "concurso de acreedores" (creditor s committee law). The purpose of this law is to preserve viable business organizations suffering financial difficulties. The "concurso" process allows a debtor to issue a formal summons to its creditors and propose a plan to restructure its short and long-term debt. Until the plan is submitted to and approved by the creditors, no individual creditor can demand settlement of its credit and no interest charges can be accrued on unsecured debt. During this period the directors and officers of the debtor continue to manage its business normally.

In response to this filing the Company has reflected its liabilities under the captions, "Pre-petition and Post-petition Liabilities" to distinguish those liabilities incurred prior to the petition from those incurred after the petition was filed.

Centenary S.A. expects to submit a plan to its creditors in the first quarter of 2000.

Centenary s ability to continue as a going concern will be dependent on the development of a viable plan with its creditors.


2.     Basis  of  presentation
       -----------------------

The accompanying unaudited consolidated financial statements of CENTENARY INTERNATIONAL CORP. and its majority owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited condensed financial statements and, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months, ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-KSB for the year ended December 31, 1998.

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

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

         FOR THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
         ---------------------------------------------------------------
                             (stated in US Dollars)
                                   (UNAUDITED)


3.     Earnings  per  share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding of 19,023,507 and 18,963,500 at September 30, 1999 and 1998 respectively.

Diluted earnings per share is equivalent to basic earnings per share because there are no potentially dilutive equivalents.


4.     Acquisition  of  Platafreight  S.A.  and  Pisondix  S.A.
       -------------------------------------------------------

On February 1, 1999 the Company purchased Platafreight S.A., a private company in Uruguay in the sea freight business. The purchase price was $ 1,268,000 for all the issued and outstanding Platafreight stock.
The cost in excess of the fair value of the net assets (goodwill) is $ 1,049,497, at the time of purchase.
The transaction is accounted for as a purchase and the net assets and earnings of Platafreight S.A. are consolidated with Centenary since February 1, 1999. Goodwill resulting from the transaction is being amortized over 20 years.

On July 9, 1999 Centenary International Corp. acquired a Panamanian shell corporation Pisondix for $ 10,000. Pisondix holds an option to purchase two bulk carrier vessels of 27,000 M.T. of DWT for a price of $ 13,500,000 each. The vessels are presently under construction. The first one will be ready for launching on February, 2000; and the second one will be completed by June, 2001. This option can be exercised by depositing 5% of the total purchase price of the vessels on December 15, 1999. The historic value for newly constructed vessels of this kind in the international market is between $ 15,000,000 and $ 22,000,000 each.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

         FOR THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
         ---------------------------------------------------------------
                             (stated in US Dollars)
                                   (UNAUDITED)


5.     Other  receivables
       ------------------

                                     September 30,  December 31,
                                         1999           1998
                                     -------------  ------------
Related party (note 9). . . . . . .  $   5,853,574  $  1,790,859
Receivables from sale of trademark.      1,530,000     1,530,000
Refundable tax credits. . . . . . .      1,321,501     1,251,148
Other receivables . . . . . . . . .        540,138       279,375
Receivable, Sale of Marigold Plant.        212,284       271,000
Advances to directors . . . . . . .        145,033       142,233
Receivable, Platafreight S. A.. . .              -       291,986
Notes receivable. . . . . . . . . .              -        23,556
                                     -------------  ------------

                                     $   9,602,530  $  5,580,157
                                     =============  ============


6.     Note  receivable  -  related  party
       -----------------------------------

The Company has a receivable in the amount of $ 4 million from a company under common control.

The note receivable bears interest at 12% and is payable in 2 annual installments of $ 2,000,000 due June 30, 2000 and 2001. The note is collateralized by 2,000,000 shares of stock in the Company.


7.     Debt
       ----

As described in note 1, the due dates for loan repayments which have been set prior to the creditors' meeting filing (concurso) are being stayed until the company makes a payment proposal, which includes new amounts and payment time periods to be submitted at the creditors' meeting and gets the approval of creditors at said meeting and ratification on the part of the judge acting on the matter.

                       September 30,   December 31,
                            1999           1998
                       --------------  -------------
Letters of credit . .      14,009,306              -
Bank loans. . . . . .      11,910,267      8,024,213
Vendor loans. . . . .       5,913,065      5,909,432
Bank notes. . . . . .         685,686              -
Office purchase loans         380,191        536,463
Bank overdraft. . . .          81,365        315,677
                       --------------  -------------

                       $   32,979,880  $  14,785,785
                       ==============  =============

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

         FOR THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
         ---------------------------------------------------------------
                             (stated in US Dollars)
                                   (UNAUDITED)


The Company holds several letters of credit drawn on various banks in the amount of $ 14,009,306 earned through export operations, which mature between September 1999 and May 2000.

The Company has a bank loan of $ 970,659 for the financing of exports. The interest rate is LIBOR (London Interbank Offered Rate) (5.97% at September 30,
1999)  plus  3%.

The Company has a bank loan of $ 2,709,830 for prefinancing of exports. The loan is collateralized by the ranch. The interest rate was LIBOR (London Interbank Offered Rate) (5.97% at September 30, 1999) plus 2%.

The Company has bank loans of $ 5,103,195 for the prefinancing of exports. The loans are collateralized by the ranch. One loan requires repayment of $ 3,051,144 and the interest rate is 14%. The other loan requires repayment of $ 2,052,051 and the interest rate is LIBOR (London Interbank Offered Rate) (5.97% at September 30, 1999) plus 2%.

The Company also has a bank loan of $ 3,126,583 for financing the development of the olive grove. The loan is collateralized by the ranch. The interest rate is LIBOR (London Interbank Offered Rate) (5.97% at September 30, 1999) plus 4.5%.

The Company has a vendor loan of $ 5,913,065 for commodities purchases. The loan is collateralized by the ranch. The interest rate is 12%.

The Company has bank notes of $ 685,686 for prefinancing of exports. One of the notes requires repayments of $ 522,500 -the discount fee totaling $ 22,500-. The other notes require repayments of $163,186 with an interest rate of 12%.

The Company has an office purchase loan of $ 380,191 for the purchase of the administrative office. The loan is collateralized by the office. The interest rate is 10%.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

         FOR THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
         ---------------------------------------------------------------
                             (stated in US Dollars)
                                   (UNAUDITED)


8.     Common  stock
       -------------

During the current period, the Company raised $ 214,890 through issuances of 242,700 shares of common stock.
The  Company  raised  $ 150,000 through a private placement of common stock at $
1.00 per share, which was approved by the Board of Directors on June 22, 1999 and the shares were issued June 28, 1999.
The Company raised $ 64,890 through a private placement of common stock at $ .7 per share. This transaction was approved by the Board of Directors on August 26, 1999 and the shares were issued September 7,1999.
On September 30, under the terms of an employment agreement, the Company issued 150,000 shares at a market value of $ .969 per share to an officer of the Company. Compensation expense in the amount of $ 145,350 as a result of this issuance is included in administrative expenses.


9.     Related  party  transactions
       ----------------------------

Other receivables include amounts due from affiliated companies of $ 5,853,574 and $ 693,478 in 1999 and 1998 respectively.

The Company purchased $ 2,123,139 and $ 19,545,139 of products and $ 1,790,570 and $ 4,971,995 of services from affiliated companies, during 1999 and 1998. In addition, the Company provides certain administrative services and pays certain expenses for an affiliated company. The affiliated company reimbursed the Company for these costs totaling $ 3,157,907 during 1999 and $ 210,540 during 1998.


10.     Restricted  retained  earnings
        ------------------------------

According to the Argentine laws, 5% of the net earnings of CENTENARY S.A., calculated in accordance with generally accepted accounting principles in Argentina, for the year should be appropriated to increase the legal reserve up to 20% of common stock. At December 31, 1998, the legal reserve amounted to $ 47,681.

In previous years the shareholders assigned $ 95,057 of retained earnings as a general reserve.

Retained earnings related to the legal and general reserves are not available for dividends.

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

         FOR THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
         ---------------------------------------------------------------
                             (stated in US Dollars)
                                   (UNAUDITED)

11.     Income  taxes
        -------------

     The  components  of  income  tax  expense  are  as  follows:

                       Nine months ended September 30,
                       -------------------------------
                                1999      1998
                             ----------  -------
Current
Federal . . . . . . . . . .  $ (64,443)  $15,040
State and local . . . . . .          -         -
                             ----------  -------

Total income taxes current.    (64,443)   15,040

Deferred tax benefit. . . .    (40,071)   62,197
                             ----------  -------

Income taxes (benefit). . .  $(104,514)  $77,237
                             ==========  =======

The income tax provision reconciled to the tax computed at the Statutory Federal rate is:

                                                    Nine months ended September 30,
                                                           1999      1998
                                                          -------  --------
Taxes / (benefit) at statutory rate. . . . . . . . . . .  (35  %)     33  %

Non deductible allowance for doubtful accounts . . . . .     0.9%         -

Non deductible board remuneration. . . . . . . . . . . .    4.8 %         -

Profit of Platafreight and Centenary International Corp.   22.9 %         -

Amortization of intangible assets. . . . . . . . . . . .       -      8.2 %

Other deductions . . . . . . . . . . . . . . . . . . . .  (4.6 %)  (34.9 %)
                                                          -------  --------

                                                          (11  %)     6.3 %
                                                          =======  ========

Significant  components  of  the  Company's  deferred tax assets are as follows:

                                  September 30,   December, 31,
                                       1999            1998
Deferred tax assets due to:

Allowance for doubtful accounts.  $      137,154  $      102,153
Provision for severance payments           5,070               -
                                  --------------  --------------

                                  $      142,224  $      102,153
                                  ==============  ==============

                          CENTENARY INTERNATIONAL CORP.
                          -----------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

         FOR THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
         ---------------------------------------------------------------
                             (stated in US Dollars)
                                   (UNAUDITED)


12.     Geographical  information
        -------------------------

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

                              Nine months ended September 30,
                              -------------------------------
                                     1999         1998
                                  -----------  -----------
Middle East. . . . . . . . . . .  $17,477,897  $12,439,968
South American Pacific . . . . .   17,206,818   38,847,788
Caribbean. . . . . . . . . . . .    9,069,069   30,561,932
Mercosur . . . . . . . . . . . .      945,603    2,050,412
Russia and ex - Soviet Countries      275,118   10,291,249
Africa . . . . . . . . . . . . .      229,058    2,053,009
Mediterranean. . . . . . . . . .      106,970            -
China and Far East . . . . . . .            -    3,060,000
                                  -----------  -----------

                                  $45,310,533  $99,304,358
                                  ===========  ===========

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

RESULTS  OF  OPERATIONS

General. The following sets forth, for the periods presented, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations:

                                        THREE MONTHS ENDED
                                           September 30,
                                          1999       1998
Net Sales. . . . . . . . . . . . . . .    100.0 %  100.0  %
Cost of goods sold . . . . . . . . . .     63.1 %   74.3  %
                                        ---------  --------
Gross profit . . . . . . . . . . . . .     36.9 %   25.7  %
Selling expenses . . . . . . . . . . .     66.6 %   20.2  %
Administrative expenses. . . . . . . .     66.1 %    5.4  %
                                        ---------  --------
Operating income (loss). . . . . . . .  (95.8  %)    0.1  %
Other Income (Expense), Net. . . . . .     3.6  %    0.4  %
Interest expense . . . . . . . . . . .    27.3  %    0.3  %
                                        ---------  --------
Income (loss) before income taxes and
minority interests . . . . . . . . . .  (119.5 %)     0.2 %
Income taxes (benefit) . . . . . . . .   (32.4 %)   (1.8 %)
Minority interest in subsidiary. . . .      0.6 %      -  %
                                        ---------  --------
Net income (loss). . . . . . . . . . .  (86.5  %)     2.0 %

                                        NINE  MONTHS  ENDED
                                          September  30,
                                          1999       1998
Net Sales. . . . . . . . . . . . . . .     100.0%    100.0%
Cost of goods sold . . . . . . . . . .      77.5%     79.4%
                                        ---------  --------
Gross profit . . . . . . . . . . . . .      22.5%     20.6%
Selling expenses . . . . . . . . . . .      18.7%     14.9%
Administrative expenses. . . . . . . .       4.9%      3.3%
                                        ---------  --------
Operating income (loss). . . . . . . .     (1.1%)      2.4%
Other Income (Expense), Net. . . . . .       1.6%    (0.2%)
Interest expense . . . . . . . . . . .       2.6%      1.0%
                                        ---------  --------
Income (loss) before income taxes and
minority interests . . . . . . . . . .     (2.1%)      1.2%
Income taxes (benefit) . . . . . . . .     (0.2%)      0.1%
Minority interest in subsidiary. . . .       0.0%      0.0%
                                        ---------  --------
Net income (loss). . . . . . . . . . .     (1.9%)      1.1%

The following table sets forth-sales revenues by region for the nine months ended September 30, 1999 and 1998:

                                    NINE MONTHS ENDED
                                      September 30,
                                    1999         1998
                                  (STATED IN US DOLLARS)
                                 Geographical Information
                                 -----------  -----------
Middle East . . . . . . . . . .  $17,477,897  $12,439,968
South American Pacific. . . . .   17,206,818   38,847,788
Caribbean . . . . . . . . . . .    9,069,069   30,561,932
Mercosur. . . . . . . . . . . .      945,603    2,050,412
Russia & ex - Soviet Countries.      275,118   10,291,249
Africa. . . . . . . . . . . . .      229,058    2,053,009
Mediterranean . . . . . . . . .      106,970            -
China and Far East. . . . . . .            -    3,060,000
                                 -----------  -----------
                                 $45,310,533  $99,304,358

The Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998:

     Revenues: - Net revenues decreased 94.2 % from $ 23.4 million in the three months ended September 30, 1998 to $ 1.3 million in the three months ended September 30, 1999. During the three months ended September 30, 1999, the Company shipped 41,770 metric tons of food commodities compared to 179,806 metric tons in the three months ended September 30, 1998. The decrease in sales was attributable primarily to the lack of working capital, which limited the Company to trading on letters of credit rather than on cash against documents or clean credit and the uncompetitive prices of Argentine products during the last three months.

     Cost of sales: - The cost of sales decreased from $ 17.4 million in the three months ended September 30, 1998 to $ .9 million in the three months ended September 30, 1999 due to the decrease in sales. The cost of sales as a percentage of revenues decreased in 1999 due to mix of products sold in 1999 in comparison to 1998. The cost of sales was 63.1 % for the three months ended September 30, 1999 and 74.3 % for the three months ended September 30, 1998.

     Selling expenses: - Selling expenses decreased from $ 4.7 million in the three months ended September 30, 1998 to $ .9 million in the three months ended September 30, 1999. As a percentage of revenues, selling expenses increased from 20.2 % in the three months ended September 30, 1998 to 66.6 % in the three months ended September 30, 1999. Selling expenses include freight charges, importation fees, bank charges and sales commissions. Selling expenses in the three months ended September 30, 1999 increased primarily because of an increase of the sales with importation fees included. Freight charges declined due to a global decrease in freight charges.

     Administrative expenses: - Administrative expenses decreased $362,692 in the three months ended September 30, 1999 compared to the three months ended September 30, 1998. As a percent of sales, administrative expenses increased from 5.4 % in the three months ended September 30, 1998 to 66.1 % in three months ended September 30, 1999 primarily because of a decrease in the amortization of the trademark which was sold during 1998 and other nonrecurring expenses.

     Interest  expense:  -  Interest  expense  increased  $  291,645   in  the
three months ended September 30, 1999 compared to the three months ended September 30, 1998. The increase in interest expense was attributable to the $
10.5  million  increase  in  debt.

     Other Income. Other income in 1999 was attributable primarily to the sale of the breeding livestock and services performed by Platafreight.

     Income taxes: - Income taxes decreased in the three months ended September 30, 1999 compared to the same period in 1998 due primarily to a decrease in 1999 income.

The Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998:

     Revenues:  -  Net  revenues  decreased  54.4  % from $ 99.3  million in the
nine  months  ended  September  30,  1998  to  $  45.3   million  in  the  nine
months ended September 30, 1999. During the nine months ended September 30, 1999, the Company shipped 340,640 metric tons of food commodities compared to 536,003 metric tons in the nine months ended September 30, 1998. The decrease in sales was attributable primarily to the impact of lower commodity prices, and lack of working capital.

     Cost of sales: - The cost of sales decreased from $ 78.8 million in the nine months ended September 30, 1998 to $ 35.1 million in the nine months ended September 30, 1999 due to the decrease in sales. The cost of sales as a percentage of revenues remained relatively stable in 1999 in comparison to 1998. The cost of sales was 77.5 % for the nine months ended September 30, 1999 and 79.4 % for the nine months ended September 30, 1998.

     Selling expenses: - Selling expenses decreased from $ 14.8 million in the nine months ended September 30, 1998 to $ 8.5 million in the nine months ended September 30, 1999. As a percent of revenues, selling expenses increased from 14.9 % in the nine months ended September 30, 1998 to 18.7 % in the nine months ended September 30, 1999. Selling expenses include freight charges, importation fees, bank charges and sales commissions. Selling expenses in the nine months ended September 30, 1999 decreased primarily because of a decrease of sales of cargo. Freight charges declined due to a global decrease.

     Administrative expenses: - Administrative expenses decreased $ 993,841 in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. As a percentage of sales, administrative expenses increased from 3.3 % in the nine months ended September 30, 1998 to 4.9 % in nine months ended September 30, 1999.

     Interest  expense:  -  Interest  expense increased $  158,526   in the nine
months ended September 30, 1999 compared to the nine months ended September 30, 1998. The increase in interest expense was attributable to the increase in the debt.

     Other Income. Other income in 1999 was attributable primarily to the sale of the breeding livestock and services performed by Platafreight.

     Income taxes:- Income taxes decreased in the nine months ended September 30, 1999 compared to the same period in 1998 due primarily to the decrease in 1999 income.

Liquidity  and  Capital  Resources

       Operating activities consumed $ 14.3 in the nine months ended September 30, 1999 in comparison to $ 4.0 million in the nine months ended
September  30,  1998.  The  increase  in cash  used  in  the  nine  months ended
September 30, 1999 was primarily attributable to an increase in the current portion of a related party receivable of $ 2 million, an increase in other receivables of $ 4.0 million, a decrease in accounts payable and accrued expenses of $ 4.3 million, and an increase in accounts receivable of $ 13 million. The increase in accounts receivable was related to the $ 14.0 million in letters of credit opened prior to the petition, which was partially offset by a decrease in accounts receivable of $ 1.0 million. The above mentioned letters of credit were drawn prior to the petition and are due after the petition date.

       Due to the petition the Company is required to record approximately $14.0 million of accounts receivable and payables related to trades under letters of credit.

       Investing activities utilized $ 3.4 million in the nine months ended September 30, 1999 and provided $ 563,622 in the nine months ended September 30, 1998. During the nine months ended September 30, 1999, the Company used $ 2 million for a note receivable from a related party. The Company expended $ 1.1 million for the purchase of Platafreight S. A., a sea freight company. The company also purchased 0.5 million of fixed assets.

 Financing activities provided $ 18.6 million in the nine months ended September 30, 1999 and utilized $ 3.3 million in the nine months ended
September 30, 1998. In the nine months ended September 30, 1999, cash was provided by 14 million in letters of credit an additional $ 3.4 million of short-term debt, and $ 1.9 million of long-term debt. During the nine months ended September 30, 1999, the Company used $ 1.1 million for repayment of long-term debt. During the nine months ended September 30, 1998, the Company repaid $ 4.2 million of short term debt. In the nine months ended September 30, 1999, the capital was increased by $ 214,890 through a 242,700 shares issuance.

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

     During the nine months ended September 30, 1999, the Company raised $ 214,890 through an issuance of 242,700 shares of common stock. The Company raised $ 150,000 through a private placement of common stock at $1.0 per share, which was approved by the Board of Directors on June 22, 1999. The Company raised $ 64,890 through a private placement of common stock at $ .7 per share, this transaction was approved by the Board of Directors on August 26, 1999.

     In August 1999, the company sought financial relief by filing a petition for reorganization in Argentina (see Legal Proceeding). The due dates for the loan repayment which has been granteed prior to the creditors' meeting filing
(concurso) are being interrupted until the company makes a payment proposal, which includes new amounts and payment time periods to submit to the creditors' meeting and gets the approval of the creditors at said meeting and the approval of the judge acting on the matter.

     The Company does not currently have material commitments for capital expenditures and does not anticipate entering into any such commitments during the next twelve months unless it is able to raise additional capital.

     Until the Company achieves its goal of increasing its capital, and improving its profitability, international trading activities will be limited to the high return niches only. With the same aim we will enhance the manufacturing of food products and export activities that, in spite of being highly profitable, require less working capital than international trading.

      On July 9, 1999 Centenary International Corp. acquired a Panamanian shell Corporation which holds a purchase option for two 27,000 MT DWT bulk carrier vessels, presently under construction in argentine shipyard, at a price of $13.5 million each. The first one will be ready for launching on February, 2000; and the second one will be completed by September 2001. This option can be exercised by depositing 5% of the total value of the vessels on December 15, 1999. The historic value for vessels of this kind in the international market is between $15.0 and $22.0 million each.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to market risk exposure related to changes in interest rates on its debt facilities. These instruments carry interest at a pre-agreed upon percentage point spread from the Libor interest rate. These debt facilities are in U.S. dollars. At September 30, 1999, the Company had $
7.7 million outstanding under these facilities. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $77,000 on an annual basis. However, in August, 1999, the Company sought financial relief by filing a petition for reorganization in Argentina. See Legal Proceedings.

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

                                     PART II

                                OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS


     The Board of Directors of Centenary S.A. of Argentina, the principal subsidiary of Centenary International Corp., elected on August 12, 1999 to seek financial relief by filing a petition for reorganization in Argentina. The petition in the Court of Salta (Juz . Ira Instancia Civil y Comercial de
Sexta  Nominacion)   was  approved  on  October  6, 1999.

     Centenary S.A. is filing this petition under the Argentine "concurso de accreedores" (creditor's committee) law. The purpose of this law is to preserve viable business organizations suffering financial difficulties. The "concurso" process allows a debtor to issue a formal summons to its creditors and propose a plan to restructure its short and long-term debt. Until the plan is submitted to and approved by the creditors, no individual creditor can demand settlement of its credit, and no interest charges can be accrued on unsecured debt. During this time, the directors and officers of the debtor continue to manage its business normally.

     Centenary S.A. expects to submit a plan allowing it to honor its liabilities by extending the repayment schedules of its loans. The Company expects to submit the plan to its creditors around April 2000 and this plan would be approved during July 2000.


ITEM  2.     CHANGES  IN  SECURITIES

     During the current period, the Company raised $ 214,890 through issuances of 242,700 shares of common stock. The Company raised $ 150,000 through a private placement of common stock at $ 1.00 per share, which was approved by the Board of Directors on June 22, 1999 and the shares were issued June 28, 1999. The Company raised $ 64,890 through a private placement of common stock at $ .7 per share. This transaction was approved by the Board of Directors on August 26, 1999 and the shares were issued September 7,1999. On September 30, under the terms of an employment agreement, the Company issued 150,000 shares at a market value of $ .969 per share to an officer of the Company. Compensation expense in the amount of $ 145,350.

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

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

     27.1     Financial Data Schedule for the quarter ended September 30, 1998.
     27.2     Financial Data Schedule for the quarter ended September 30, 1999.

(b)     Reports  on  Form  8-K

     The Company filed a report on Form 8-K dated August 12, 1999 reporting Item
3.  Bankruptcy  or  Receivership  and  Item  5.  Other  Events.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CENTENARY  INTERNATIONAL  CORP.


November 22,  1999                       By:  /s/  Hector  A. Patron Costas
                                              ----------------------------------
                                              Hector  A.  Patron  Costas
                                              Director,  Chairman,  Secretary,
                                              and  Chief  Financial  Officer