Form 10KSB
period 1999-12-31
CENTENARY INTERNATIONAL CORP
filed 2000-03-28
CIK 759999

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 12b-25
                           Notification of Late Filing

     Commission  File  Number  000-23851

(Check  one)
|X |  Form  10-K  and  Form  10-KSB    |  |  Form  11-K
|  |  Form  20-F   |  |  Form  10-Q  and  Form  10-QSB   |  |  Form  N-SAR

     For  the  period  ended  December  31,  1999

|  |  Transition  Report  on  Form  10-K  and  Form  10-KSB
|  |  Transition  Report  on  Form  20-F
|  |  Transition  Report  on  Form  11-K
|  |  Transition  Report  on  Form  10-Q  and  Form  10-QSB
|  |  Transition  Report  on  Form  N-SAR

     For  the  transition  period  ended  ____________

     Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

     If the notification relates to a portion of the filing checked above, identify the item(s) to which notification relates: Not applicable

                                     PART I
                             REGISTRANT INFORMATION

Full  name  of  registrant:     Centenary  International  Corp.

Former  name  if  applicable:
                      Reconquista 656, Third Floor, Suite B
                          Buenos Aires, Argentina 1003
                    (Address of principal executive offices)

                                     PART II
                             RULE 12b-25(b) and (c)

     If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

     (a) The reasons described in detail in Part III of this form could not be eliminated without unreasonable effort or expense;

|X| (b) The subject annual report, semi-annual report, transition report of Forms 10-K, 10-KSB, 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, 10-QSB, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

     (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

                                    PART III
                                    NARRATIVE

     State below in reasonable detail the reasons why Forms 10-K, 10-KSB, 11-K, 20-F, 10-Q, 10-QSB, N-SAR or the transition report portion thereof could not be filed within the prescribed time period. (Attach extra sheets if needed.)

     The Registrant's annual report on Form 10-K could not be filed within the prescribed time period because we have not yet appointed a new independent auditor to prepare the audit of Centenary International Corp. for the year ended December 31, 1999, and we will shortly terminate our relationship with our former independent auditor.

                                     PART IV
                                OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification:

               Hector  A.  Patron  Costas
               (Name)

               (011)          54-11                 4315-0332  and  4315-0334
               (International)     (Area  Code)       (Telephone  Number)
Argentina

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

                    |X|  Yes     |  |  No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                    |X|  YES     |  |  No

     If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

     The Board of Directors of Centenary S.A. of Argentina, the principal subsidiary of Centenary International Corp., elected on August 12, 1999 to seek financial relief by filing a petition for reorganization in Argentina under the Argentine "concurso de accreedores" (creditor's committee) law. This matter was previously reported in a Form 8-K dated August 12, 1999. The Company anticipates an operating loss of approximately $ 3,725,000 for the year ended December 31, 1999.

                          Centenary International Corp.
                  (Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March  27,  2000

_______________________________
by: /s/ Hector  A.  Patron  Costas
Hector  A.  Patron  Costas
Director,  Chairman,  Secretary,  Chief  Executive  Officer
and  Chief  Financial  Officer