Form 10KSB
period 2002-12-31
CENTENARY INTERNATIONAL CORP
filed 2006-03-09
CIK 759999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)

      [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

      [_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ________ to

         Commission file number: 0-23851

                       CENTENARY INTERNATIONAL CORPORATION
                 (Name of Small Business Issuer in Its Charter)

             Nevada                                     86-0874841
 (State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                 Reconquista 656-3 Piso, Buenos Aires, Argentina
               (Address of Principal Executive Offices) (Zip Code)

                               (011-5411)4811-4040
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

      Title of Each Class              Name of each Exchange on Which Registered
      -------------------              -----------------------------------------
Common Stock ($0.001 Par Value)                           None

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes [_]              No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_].

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).         Yes [X]              No [_]

The registrant's net sales for the year ended December 31, 2002, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $-0-for the common stock on February 24, 2006.

At February 24, 2006, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 19,356,200.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                  PART I

Item 1.    Description of Business..........................................   3
Item 2.    Description of Property..........................................   8
Item 3.    Legal Proceedings................................................   8
Item 4.    Submission of Matters to a Vote of Security Holders..............   8

                  PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.........   8
Item 6.    Management's Plan of Operation...................................   9
Item 7.    Financial Statements.............................................  13
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  14
Item 8A.   Controls and Procedures..........................................  14
Item 8B.   Other Information................................................  14

                  PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act...........  15
Item 10.   Executive Compensation...........................................  15
Item 11.   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters..................  17
Item 12.   Certain Relationships and Related Transactions...................  18
Item 13.   Exhibits.........................................................  18
Item 14.   Principal Accountant Fees and Services...........................  18


Signatures..................................................................  19
Exhibits....................................................................  20

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Company History and Business

Centenary International Corporation, a Nevada corporation (the "Company" or "Centenary International Corporation"), was incorporated on June 10, 1997. From its inception through the 1999 fiscal year, the Company was considered a exporter of food stuffs and commodities from Argentina to the world. However, the Company abandoned this line of business in 1999, before any revenues were earned. The Company re-entered the development stage on January 1, 2000, and has remained an inactive development stage company since that date. The Company's ongoing business expenses are funded primarily through shareholder loans.

      The Company's current focus is to seek out and consummate a merger with an existing operating entity. Management is continually investigating possible merger candidates and acquisition opportunities. However, management can provide no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

      It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Since the beginning of 2000, the Company has been actively seeking one or more operating companies to acquire.

The Company is in the development stage, is inactive and has generated no significant revenue. We have been funded primarily through loans from officers and shareholders.

Search for Other Possible Acquisitions

Management plans to investigate, research, and, if justified, potentially acquire or merge with one or more businesses or business opportunities. We currently have no commitment or arrangement, written or oral, to participate in any business opportunity and we cannot predict the nature of any potential business opportunity we may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

Sources of Business Opportunities

Management intends to use various resources in its search for potential business opportunities including, but not limited to, our officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of our lack of capital, we may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, we will most likely have to rely on outside sources, not otherwise associated with us, that will accept their compensation only after we have finalized a successful acquisition or merger. To date, we have not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding our search for business opportunities.

If we elect to engage an independent consultant, we will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, we would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

We do not intend to limit our search to any specific kind of industry or business. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which we may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that we could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation

Once we identify a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of our lack of capital we may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

In evaluating such potential business opportunities, we will consider, to the extent relevant to the specific opportunity, several factors including:

      *     potential benefits to us and our shareholders;
      *     working capital;
      *     financial requirements and availability of additional financing;
      *     history of operation, if any;
      *     nature of present and expected competition;
      *     quality and experience of management;
      *     need for further research, development or exploration;
      *     potential for growth and expansion;
      *     potential for profits; and
      *     other factors deemed relevant to the specific opportunity.

There are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to us may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

We cannot predict the manner in which we might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of our management and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, we do not intend to participate in an opportunity through the purchase of a minority stock position.

Because we have only a very limited amount of liquid assets and a limited operating history, in the event we successfully acquire or merge with an operating business opportunity, it is likely that our present shareholders will experience substantial dilution. It is also probable that there will be a change in control of our company. The owners of any business opportunity which we acquire or merge with will most likely acquire control following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, but rather management will attempt to negotiate the best possible agreement for the benefit of our shareholders.

Presently, management does not intend to borrow funds to compensate any person, consultant, promoter or affiliate in relation to the consummation of a potential merger or acquisition. However, if we engage any outside advisor or consultant in our search for business opportunities, it may be necessary for us to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available to us would be the private sale of our securities. These possible private sales would most likely have to be to persons known by our directors or to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operation. Because of our nature as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms. However, there can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable or acceptable terms. Although not presently anticipated, there is a remote possibility that we could sell securities to our management or affiliates.

There exists a possibility that the terms of any future acquisition or merger transaction might include the sale of shares presently held by our officers and/or directors to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow our Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other shareholders or that shareholders would be given the opportunity to approve such a transaction.

In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to a person or persons instrumental in facilitating the transaction. No criteria or limits have been established for the determination of an appropriate finder's fee, although it is likely that any fee will be based upon negotiations by us, the business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. It is unlikely that a finder's fee will be paid to an affiliate because of the potential conflict of interest that might result. If such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate's possible fiduciary duty to us or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder's fee was to be paid to an affiliate, we would most likely have such an arrangement ratified by the shareholders in an appropriate manner.

The Board of Directors believes that it is highly unlikely that we will acquire or merge with a business opportunity in which our management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested Board of Directors and by the shareholders. Management does not anticipate that we will acquire or merge with any related entity. Further, as of the date hereof, none of our officers, directors, or affiliates or associates have had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Products and Services

We discontinued the our business of exporting food stuffs and commodities from Argentina and dissolved the subsidiary that operated the export business through Chapter 7 bankruptcy in 2000.

We have been inactive since 2000.

Marketing and Advertising Methods

We neither market nor advertise because we have no products or services.

Dependence on Major Customers or Suppliers

We are not dependent on one or a few customers because we have no products or services

Patents, Trademarks and Licenses

We neither own nor have applied for any patents or trademarks. We do not license any of our technology from other companies.

Competition

We are unable to evaluate the type and extent of our likely competition with respect to any possible acquisitions. We are aware that there are many other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. We are in direct competition with these other public companies in our search for business opportunities and, due to our very limited funds, it may be difficult to successfully compete with these other companies. However, the company has certain advantages over other companies searching for potential acquisition candidates due to the fact that its minority equity ownership of WWA provides the company with an asset base that has some measurable value.

Employees

The Company has no employees. Officers and directors serve in an uncompensated role.

Risk Factors

Going concern issue

Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependant upon our ability to attain profitable operations. We do not have an established source of funds sufficient to cover operating costs and accordingly there is substantial doubt about our ability to continue as a going concern.

Our extremely limited operating history and the discontinuation of our initial business makes it difficult to evaluate our prospects. As a result of our short operating history, we have only limited financial data and business information with which to evaluate our business strategies, past performance and investment in our common stock.

If we lose key personnel, we may be unable to successfully operate our business. We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations.

Common stock price is volatile

The price of our common stock is extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. Our stock was recently traded on the OTC Bulletin Board and the "Pink Sheets" until the suspension of trading in 2005 by the Securities Exchange Commission due to late financial statement filings. While we plan to have the suspension lifted in the very near future, there is no assurance that a viable market will continue. The price of our common stock in the public market is highly volatile and may fluctuate substantially because of:

      * actual or anticipated fluctuations in our future business and operating results;

      *     changes in or failure to meet market expectations; and

      * fluctuations in stock market price and volume, which are particularly common among securities of technology companies, particularly new start-up companies.

We do not intend to pay dividends

We have never declared or paid any cash dividends on shares of our common stock. We currently intend to retain our future earnings for growth and development of our business and, therefore, we do not anticipate paying any dividends in the foreseeable future.

Possible "Penny Stock" Regulation

Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers.

These may require a broker dealer to:

      * make a special suitability determination for purchasers of penny stocks;

      * receive the purchaser's written consent to the transaction prior to the purchase; and

      * deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

ITEM 2. DESCRIPTION OF PROPERTY

From January 2000 through year end 2005, we have occupied an office provided at no cost by our President.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to material pending legal proceedings. To the best of the Company's knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

Our common stock trades over-the-counter and was quoted on the OTC bulletin board system under the symbol "RRRI." The high and low bid prices for our shares are estimated below for the periods depicted. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                  YEAR ENDED December 31, 2002:        LOW       HIGH

                             4th Quarter             $ 0.00      0.10
                             3rd Quarter               0.00      0.10
                             2nd Quarter               0.00      0.10
                             1st Quarter               0.00      0.10

                  YEAR ENDED December 31, 2001:        LOW       HIGH

                             4th Quarter             $ 0.00      0.10
                             3rd Quarter               0.00      0.10
                             2nd Quarter               0.00      0.10
                             1st Quarter               0.00      0.10

Stockholders

As of February 24, 2006 there were approximately 2,000 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

Dividends

We have not declared any cash dividends during the last two fiscal years, and do not anticipate paying such dividends in the near future. We anticipate all earnings, if any, over the next 12 to 24 months will be retained for future investments in business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common or preferred shareholders. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on our securities, except for any applicable limitations under Nevada corporate law.

The future sale of presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of the outstanding voting securities may have an adverse effect on any market that may develop in our common shares.

All common shares and any preferred shares that might be issued in the future subject to the Company's bylaws, rank equally for the payment of dividends. If a dividend was to be paid all issued shares would be eligible.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

The following plan of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. The Company's fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management's good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management's expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The words "believes," "expects," "intends," "plans," "anticipates," "hopes," "likely," "will," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties, many of which are beyond the Company's control, include (i) the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the decision to acquire an existing business opportunity or to embark on a start up venture; (iii) the ability of the Company to achieve sufficient revenues from the operation of a business opportunity; and
(iv) general economic conditions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Plan of Operations

The Company's current focus is to seek out and consummate a merger with an existing operating entity. We intend to actively seek out and investigate possible business opportunities for the purpose of possibly acquiring or merging with one or more business ventures. We do not intend to limit our search to any particular industry or type of business. We are continually investigating possible merger candidates and acquisition opportunities. However, we can provide no assurance that we will have the ability to acquire or merge with an operating business, business opportunity, or property that will be of material value to us.

We anticipate that the Company will require only nominal capital to maintain our corporate viability, and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

The Company has not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. Further, our directors will defer any compensation until such time as an acquisition or merger can be accomplished, and will strive to have the business opportunity provide their remuneration. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any additional capital.

We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Results of Operations

During the twelve month period ended December 31, 2002, the Company remained in the development stage and has generated no significant revenue. We do not expect to sell a significant amount of equity in WWA nor do we expect any realized dividend from our minority equity interest in WWA over the next twelve months.

Net Income and Losses

During the twelve month period ended December 31, 2002, we did not realize any revenues from operations. We recorded an net loss of $73,000. The Company's net loss was primarily attributable to interest expense on outstanding notes payable, coupled with a small expense relating to corporate administrative duties.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2003.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders' equity. As of December 31, 2002 the Company has zero assets, with total liabilities of $865,983. The liabilities consist primarily of notes payable and accounts payable, both of which have had no activity in recent years.

Cash flow used in operating activities was $-0- for the twelve month period ended December 31, 2002, which is identical to the operating cash flows for the twelve month period ended December 31, 2001. The amounts are identical because they pertain to fixed interest accruing on a note payable, and a fixed annual consulting fee for administrative duties.

The Company's current assets may not be sufficient to conduct its plan of operation over the next twelve (12) months. We have no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our major shareholders would be the most likely source of new funding in the form of loans or equity placements none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company's inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2002, included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The Company's audit expressed substantial doubt as to the Company's ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $2,907,106 as of December 31, 2002. The Company's ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company's ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although we believe that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

In preparing financial statements for the year ended December 31, 2002, the Company adopted the following accounting pronouncements:

            SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) "Share-based payment" SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

            SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

            SFAS No. 151 -- In November 2004, the FASB issued SFAS No. 151 (SFAS
            151), "Inventory Costs" SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the Company as it does not have inventory.

            SFAS No. 153 -- In December 2004, the FASB issued SFAS No. 153 (SFAS
            153) "Exchange of Non-monetary assets" This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial position or results of operations.

            FASB Interpretation No. 46(R) -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2002 and 2001, have all been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 29, 2005, the Company entered into an engagement letter with Moore & Associates, Chartered, to assume the role of its new certifying accountant. Moore & Associates, Chartered, has been asked to audit the years ended December 31, 2000, 2001, 2002, 2003, 2004 and 2005. During the two most recent fiscal years and the subsequent interim periods prior to the engagement of Moore & Associates, Chartered, the Company did not consult with Moore & Associates, Chartered, with regard to:

      (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or

      (ii) any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-B).

The engagement of the new principal auditor was recommended and approved by the Company's Board of Directors and audit committee.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of December 31, 2002 Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure. The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended December 31, 2002 and 2001.

(b) Changes in internal controls over financial reporting.

During the year ended December 31, 2002, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors: as of December 31, 2002:

      Name                              Age             Position
      ----                              ---             --------
      Hector A. Patron Costas            53             Chief Executive Officer,
                                                        Chief Financial Officer,
                                                        Sole Director

The directors and officers are elected and will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All officers serve at the will of the Board of Directors.

HECTOR A PATRON COSTAS has served as Director since January 2000, and served as President and Treasurer from January 2000 through the present. Mr. Patron Costas is an established entrepreneur, and has more than 20 years of corporate management experience. He is an experienced exporter of food stuffs and commodities from Argentina to the world.

Significant employees

The Company has no present employees who are expected to make a significant contribution to the Company's business other than the Company's current officer and directors. It is expected that the current member of management will be the only individual whose activities will be material to the Company's operations. Members of management are the only persons who may be deemed to be promoters of the Company.

Family relationships

There are no family relationships between any directors or executive officers of the Company either by blood or by marriage.

Involvement in certain legal proceedings

During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

            (1) was a general partner or executive officer of any business which filed a petition in bankruptcy or against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

            (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

            (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

            (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2002, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2002 and 2001 by the Chief Executive Officer and by any other executive officers whose compensation during one of the three fiscal years totaled $100,000 or more The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

                           SUMMARY COMPENSATION TABLE

                         Annual Compensation                   Long Term and Other
                         -------------------                   Compensation
                                                               -----------------------
                                                               Number of
                                                               Securities  All Other
Name and                 Fiscal                 Other Annual   Underlying Compensation
Principal Positions      Year   Salary   Bonus Compensation(3) Options    (2)
------------------------ ------ -------- ----- --------------- ---------- ------------
Hector Patron Costas     2002   $-0-         $-0-        -0-          -0-        -0-
CEO, CFO & Director      2001   $-0-         $-0-        -0-          -0-        -0-

Bonuses and Deferred Compensation

None.

Other Director Compensation

None.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company or a change in the person's responsibilities following a change in control of the Company.

There are no agreements or understandings for any director or executive officer to resign at the request of another person. None of the Company's directors or executive officers is acting on behalf of or will act at the direction of any other person.

The Company presently has no employment agreements with any of its executive officers.

Compensation pursuant to plans; pension table

There were no stock awards, restricted stock awards, stock options, stock appreciation rights, long-term incentive plan compensation or similar rights granted to any of our officers or directors. None of our officers or directors presently holds directly any stock options or stock purchase rights. We have no retirement, pension, profit sharing, or other plan covering any of our officers and directors.

We have adopted no formal stock option plans for our officers, directors and/or employees. We reserve the right to adopt one or more stock options plans in the future. Presently we have no plans to issue additional shares of our common or preferred stock or options to acquire the same to our officers, directors or their affiliates or associates.

Other compensation

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to the Company to be the beneficial owners of more than five percent of the Company's common stock as of December 31, 2002. Each of these persons has sole investment and sole voting power over the shares indicated.

                                          Number of Shares         Percent
            Name and Address             Beneficially Owned        of Class
            ----------------             ------------------        --------
            PUBLICO AMERICANO                  4,302,700            22.22%
            Buenos Aires, Argentina
            GRUPO CENT.  UY                   12,891,895            66.60%
            Buenos Aires, Argentina

Security ownership of management

The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 2002 these persons have sole investment and sole voting power over the shares indicated.

                                          Number of Shares         Percent
            Name and Address             Beneficially Owned        of Class
            ----------------             ------------------        --------
            Hector Patron Costas              12,891,895            66.60%

All common shares held by the officers, directors and principal shareholders listed above are restricted or control securities and are subject to limitations on resale. The shares may be sold in compliance with the requirements of Rule 144, after a minimum one year holding period has been met.

Rule 13d-3 generally provides that beneficial owners of securities include any person who directly or indirectly has or shares, voting power and/or investment power with respect to such securities; and any person who has the right to acquire beneficial ownership of such security within 60 days.

Any securities not outstanding which are subject to options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. But such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.

Changes in control

There are no present arrangements or pledges of the Company's securities, known to management, which may result in a change in control of the Company

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transaction with Management and Others

During the past two years, there have been no material transactions or series of similar transactions to which The Company or any of our subsidiaries were or are to be a party, in which the amount involved exceeds $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, and none is presently proposed

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 24 of this Form 10-KSB, and are incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Moore & Associates, Chartered for professional services rendered for the fiscal years ended December 31, 2002 and 2001:

                   Fee Category          Fiscal 2002 Fees   Fiscal 2001 Fees
            -------------------------    ----------------   -----------------
            Audit Fees                            $750.00             $750.00
            Tax Fees                                   --                  --
            All Other Fees                             --                  --
                                               ----------         -----------
            Total Fees                            $750.00             $750.00

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Moore & Associates, Chartered, in connection with statutory and regulatory filings or engagements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centenary International Corporation


Date: March 2, 2006                         By:
                                                --------------------------------
                                                Hector A. Patron Costas
                                                Chief Executive Officer, Chief
                                                Financial Officer, Principal
                                                Accounting Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.


Signature                                Title                     Date


                                        Director               March 2, 2006
-----------------------
Hector A. Patron Costas

                                    EXHIBITS

EXHIBIT NO.       PAGE NO.   DESCRIPTION

3(i)              *          Articles of Incorporation of the Company
                             (incorporated by reference to the Form 10-12G filed with the Commission).

3(ii)             *          By-laws of the Company (incorporated by reference
                             to the Form 10-12G filed with the Commission).

31                21         Certification of the Chief Executive Officer and
                             Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                22         Certification of the Chief Executive Officer and
                             Chief Financial Officer pursuant to 18 U.S.C.
                             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 C O N T E N T S


Independent Auditors' Report...............................................  F-2

Balance Sheet..............................................................  F-3

Statements of Operations...................................................  F-4

Statements of Stockholders' Equity (Deficit)...............................  F-5

Statements of Cash Flows...................................................  F-6

Notes to the Financial Statements..........................................  F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

The Board of Directors
Centenary International Corporation
(A Development Stage Company)
Phoenix, Arizona

We have audited the accompanying balance sheet of Centenary International Corporation (a development stage company) as of December 31, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001 and from inception on January 1, 2000 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centenary International Corporation (a development stage company) as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and from inception on January 1, 2000 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's recurring losses and lack of operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore & Associates, Chartered
Las Vegas, Nevada
March 6, 2006

                       Centenary International Corporation
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                                    December 31,
                                                                        2002
                                                                    -----------
CURRENT ASSETS

      Cash                                                          $        --
                                                                    -----------

             Total Current Assets                                            --
                                                                    -----------

             TOTAL ASSETS                                           $        --
                                                                    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable                                              $   206,228
      Accrued interest payable                                          139,755
      Notes payable                                                     520,000
                                                                    -----------

             Total Current Liabilities                                  865,983
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; 50,000,000 shares authorized,
        at $0.001 par value, 19,356,200 shares
        issued and outstanding                                           19,356
      Additional paid-in capital                                      8,340,873
      Deficit accumulated prior to the development stage             (6,319,106)
      Deficit accumulated during the development stage               (2,907,106)
                                                                    -----------

             Total Stockholders' Equity (Deficit)                      (865,983)
                                                                    -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                                     $        --
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                       Centenary International Corporation
                          (A Development Stage Company)
                            Statements of Operations

                                                              From Inception
                                      For the Years Ended        January 1,
                                         December 31,          2000 Through
                                  --------------------------    December 30,
                                     2002           2001           2002
                                  -----------    -----------    -----------
REVENUES                                    $              $    $        --
                                  -----------    -----------    -----------

EXPENSES

     General and administrative        26,000         26,000        138,871
                                  -----------    -----------    -----------

         Total Expenses                26,000         26,000        138,871
                                  -----------    -----------    -----------

OTHER INCOME (EXPENSES)

     Other income                          --             --          2,877
     Interest expense                 (47,000)       (47,000)       (94,000)
                                  -----------    -----------    -----------

         Total Other Income           (47,000)       (47,000)       (91,123)
                                  -----------    -----------    -----------

LOSS FROM CONTINUING
  OPERATIONS                          (73,000)       (73,000)      (229,994)
                                  -----------    -----------    -----------

LOSS FROM DISCONTINUED
  OPERATIONS                               --             --     (2,677,112)
                                  -----------    -----------    -----------

NET LOSS                              (73,000)       (73,000)   $(2,907,106)
                                  ===========    ===========    ===========


BASIC LOSS PER SHARE                    (0.00)         (0.00)
                                  ===========    ===========

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                      19,356,200     19,356,200
                                  ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                      Centenary International Corporation
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                    Common Stock                        Additional
                              -------------------------    Paid-In      Accumulated
                                  Shares      Amount       Capital        Deficit
                              -----------   -----------   -----------   -----------
Balance, December 31, 2000     19,356,200   $    19,356   $ 8,340,873   $(2,761,106)

Net loss for the year ended
  December 31, 2001                    --            --            --       (73,000)
                              -----------   -----------   -----------   -----------

Balance, December 31, 2001     19,356,200        19,356     8,340,873    (2,834,106)

Net loss for the year ended
  December 31, 2002                    --            --            --       (73,000)
                              -----------   -----------   -----------   -----------

Balance, December 31, 2002     19,356,200   $    19,356   $ 8,340,873   $(2,907,106)
                              ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                       Centenary International Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                    For the Nine            From Inception
                                                                    Months Ended             on January 1,
                                                                    December 31,             2000 Through
                                                              --------------------------     December 31,
                                                                 2002            2001           2002
                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                 $   (73,000)   $   (73,000)   $(2,907,106)

     Adjustments to reconcile net loss to
      net cash used by operating activities:
          Discountinued operations                                     --             --      2,677,112
     Changes in operating assets and liabilities
          Increase in accrued expenses                             72,000         72,000         22,766
          Increase in accounts payable                              1,000          1,000        207,228
                                                              -----------    -----------    -----------

               Net Cash Used by Operating Activities                   --             --             --
                                                              -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                   --             --             --
                                                              -----------    -----------    -----------

CASH FLOWS FROM FINIANCING ACTIVITIES                                  --             --             --
                                                              -----------    -----------    -----------


          NET DECREASE IN CASH                                         --             --             --

          CASH AT BEGINNING OF PERIOD                                  --             --             --
                                                              -----------    -----------    -----------

          CASH AT END OF PERIOD                               $        --    $        --    $        --
                                                              ===========    ===========    ===========

SUPPLIMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION

     CASH PAID FOR:

          Interest                                            $        --    $        --    $        --
          Income Taxes                                        $        --    $        --    $        --

   The accompanying notes are an integral part of these financial statements.

                       Centenary International Corporation
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND HISTORY

      The Company was incorporated under the laws of the State of Nevada on June 10, 1997. The Company ceased all operating activities during the year ended December 31, 1999, before any revenues were earned The Company re-entered the development stage on January 1, 2000, and has remained an inactive development stage company since that date. The Company's ongoing business expenses are funded primarily through shareholder loans.

      The Company has no products or services as of December 31, 2003. The Company's current business model is to be a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

      a. Accounting Method

      The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

      b. Basic Loss Per Share

                 For the Year Ended
                  December 31, 2002
      -------------------------------------------
         Loss             Shares        Per Share
      (Numerator)     (Denominator)      Amount
      ----------       ----------      ----------
      $  (73,000)      19,356,200      $    (0.00)
      ==========       ==========      ==========

                 For the Year Ended
                  December 31, 2001
      -------------------------------------------
         Loss             Shares        Per Share
      (Numerator)     (Denominator)      Amount
      ----------       ----------      ----------

      $  (73,000)      19,356,200      $    (0.00)
      ==========       ==========      ==========

      The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

                       Centenary International Corporation
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

      c. Provision for Taxes

      Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

      Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                    2002             2001
                                  ---------       ---------
      Deferred tax assets
          NOL Carryover           $ 549,038       $ 520,568

      Valuation allowance          (549,038)       (520,568)
                                  ---------       ---------

      Net deferred tax asset      $      --       $      --
                                  =========       =========


      The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                    2002             2001
                                  ---------       ---------

      Book loss                   $ (28,470)      $ (28,470)
      Valuation allowance            28,470          28,470
                                  --------        --------

                                  $      --       $      --
                                  =========       =========

      At December 31, 2002, the Company had net operating loss carryforwards of approximately $2,921,000 that may be offset against future taxable income through the year 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

      Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

                      Centenary International Corporation.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

      d. Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      g. Fair Value of Financial Instruments

      As at December 31, 2002, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

      h. Newly Issued Accounting Pronouncements

      The Company has adopted the following accounting pronouncements:

      SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised
      2004) (SFAS 123 (R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

      SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

                      Centenary International Corporation.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

      h. Newly Issued Accounting Pronouncements (Continued)

      SFAS No. 151 -- In November 2004, the FASB issued SFAS No. 151 (SFAS 151), "Inventory Costs". SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the company as it does not have inventory.

      SFAS No. 153 -- In December 2004, the FASB issued SFAS No. 153 (SFAS 153) "Exchange of Non-monetary assets". This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial position or results of operations.

      FASB Interpretation No. 46(R) -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

                      Centenary International Corporation.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

      i. Revenue Recognition

      The Company has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

      j. Cash and Cash Equivalents

      For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

NOTE 3 - GOING CONCERN

      The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is seeking to merge with an existing operating company.

      The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.