Form 10QSB
period 2003-03-31
CENTENARY INTERNATIONAL CORP
filed 2006-03-09
CIK 759999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-23851


                       Centenary International Corporation
        (Exact name of small business issuer as specified in its charter)


              NEVADA                                       86-0874841
  -------------------------------                     -------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)


                 Reconquista 656-3 Piso, Buenos Aires, Argentina
                    (Address of principal executive offices)


                               (011-5411)4811-4040
                           (Issuer's telephone number)

      Indicate by check mark whether the registrant: (1) has filed all Reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                   Outstanding as of March 31, 2003

      Common Stock, $.001 par value                  19,356,200

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

Heading                                                                     Page
-------                                                                     ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................   3

         Balance Sheets - March 31, 2003 (unaudited) and December 31, 2002..   4

         Statements of Operations - three months ended March 31, 2003 and
           2002 and the period from inception on January 1, 2000 to
           March 31, 2003 (unaudited) ......................................   6

         Statements of Cash Flows - three months ended March 31, 2003 and
           2002 and the period from inception on January 1, 2000 to
           March 31, 2003 (unaudited) ......................................   7

         Notes to Financial Statements .....................................  9

Item 2.  Management's Discussion and Analysis or Plan of Operations.........  10

Item 3.  Controls and Procedures............................................  11

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  11

Item 3.  Defaults Upon Senior Securities....................................  11

Item 4.  Submission of Matters to a Vote of Security Holders................  11

Item 5.  Other Information..................................................  11

Item 6.  Exhibits and Reports on Form 8-K...................................  12

         Signatures.........................................................  13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      The accompanying balance sheets of Centenary International Corporation at March 31, 2003 and December 31, 2002, and related statements of operations and cash flows for the three months ended March 31, 2003 and 2002 and the period from inception of the development stage on January 1, 2000 through March 31, 2003, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.

                       CENTENARY INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                                                     March 31,       December 31,
                                                                       2003              2002
                                                                  --------------    --------------
                                                                            (Unaudited)
                                     ASSETS

CURRENT ASSETS

      Cash                                                        $           --    $           --
                                                                  --------------    --------------

             Total Current Assets                                             --                --
                                                                  --------------    --------------

             TOTAL ASSETS                                         $           --    $           --
                                                                  ==============    ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable                                            $      206,228    $      206,228
      Accrued interest                                                   151,505           139,755
      Accrued expenses                                                     6,250                --
      Notes payable                                                      520,000           520,000
                                                                  --------------    --------------

             Total Current Liabilities                                   883,983           865,983
                                                                  --------------    --------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; 50,000,000 shares authorized,
        at $0.001 par value, 19,356,200 shares
        issued and outstanding                                            19,356            19,356
      Additional paid-in capital                                       8,340,873         8,340,873
      Deficit accumulated prior to the development stage              (6,319,106)       (6,319,106)
      Deficit accumulated during the development stage                (2,925,106)       (2,907,106)
                                                                  --------------    --------------

             Total Stockholders' Equity (Deficit)                       (883,983)         (865,983)
                                                                  --------------    --------------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                                   $           --    $           --
                                                                  ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                       CENTENARY INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            Statements of Operations
                                  (Unaudited)

                                                                                  From Inception on
                                                   For the Three Months Ended      January 1, 2000
                                                            March 31,                  Through
                                                --------------------------------       March 31,
                                                     2003               2002             2003
                                                --------------    --------------    --------------
REVENUES                                        $           --    $           --    $           --
                                                --------------    --------------    --------------

EXPENSES

     General and administrative                          6,250                --           192,121
                                                --------------    --------------    --------------

         Total Expenses                                  6,250                --           192,121
                                                --------------    --------------    --------------

OTHER EXPENSES

     Interest expense                                  (11,750)          (11,750)          (58,750)
                                                            --                --             2,877
                                                --------------    --------------    --------------

         Total Other Income                            (11,750)          (11,750)          (55,873)
                                                --------------    --------------    --------------

LOSS FROM CONTINUING OPERATIONS                        (18,000)          (11,750)         (247,994)
                                                --------------    --------------    --------------

LOSS FROM DISCONTINUED OPERATIONS                           --                --        (2,677,112)
                                                --------------    --------------    --------------

NET LOSS                                        $      (18,000)   $      (11,750)   $   (2,925,106)
                                                ==============    ==============    ==============

BASIC LOSS PER SHARE                            $        (0.00)   $         0.00
                                                ==============    ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       19,356,200        19,356,200
                                                ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                       CENTENARY INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                            Statements of Cash Flows
                                  (Unaudited)

                                                                                         From Inception on
                                                         For the Three Months Ended       January 1, 2000
                                                                   March 31,                  Through
                                                       --------------------------------       March 31,
                                                            2003               2002             2003
                                                       --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                          $      (18,000)   $      (11,750)   $   (2,925,106)

     Adjustments to reconcile net loss to net
       cash used by operating activities:
         Discountinued operations                                  --                --         2,677,112
     Changes in operating assets and liabilities:
         Increase in accrued expenses                          18,000            11,750            65,000
         Increase in accounts payable                              --                --           206,228
                                                       --------------    --------------    --------------

               Net Cash Used by Operating Activities               --                --            23,234
                                                       --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES                               --                --                --
                                                       --------------    --------------    --------------

CASH FLOWS FROM FINIANCING ACTIVITIES                              --                --                --
                                                       --------------    --------------    --------------

         NET DECREASE IN CASH                                      --                --            23,234

         CASH AT BEGINNING OF PERIOD                               --                --                --
                                                       --------------    --------------    --------------

         CASH AT END OF PERIOD                         $           --    $           --    $       23,234
                                                       ==============    ==============    ==============

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     CASH PAID FOR:

         Interest                                      $           --    $           --    $           --
         Income Taxes                                  $           --    $           --    $           --

   The accompanying notes are an integral part of these financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation

      The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Centenary International Corporation, a Nevada corporation (the "Company" or "Centenary International Corporation"), was incorporated on June 10, 1997. From its inception through the 1999 fiscal year, the Company was considered an exporter of food stuffs and commodities from Argentina to the world. However, the Company abandoned this line of business in 1999, before any revenues were earned. The Company re-entered the development stage on January 1, 2000, and has remained an inactive development stage company since that date. The Company's ongoing business expenses are funded primarily through shareholder loans.

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

Results of Operations

      We had a net loss of $18,000 during the three month period ended March 31, 2003, compared to a loss of $11,750 during the comparable period in 2002. The increased net loss is attributable to increased consultation fees accrued to officers of the Company.

Liquidity and Capital Resources

      We expect to rely at least partially on a shareholder to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses. As of March 31, 2003 we had no cash or current assets and current liabilities totaled $883,983.

      In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation on our business and operations.

Plan of Operation

      During the next 12 months, we intend to actively seek out and investigate possible business opportunities for the purpose of possibly acquiring or merging with one or more business ventures. We do not intend to limit our search to any particular industry or type of business.

      Because we lack significant funds, it may be necessary for our officers and directors to either advance funds or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in its search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

      We believe the best method available to us to raise capital is the private sale of our securities. Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

      We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months. Management further believes that we will not have to make any equipment purchases in the immediate future.

Net Operating Loss

      We have accumulated approximately $ 2,907,106 of net operating loss carry forwards as of March 31, 2003. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2023. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of March 31, 2003 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

Forward-looking and Cautionary Statements

      This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

      o our ability to search for an appropriate business opportunity and to subsequently acquire or merge with such entity;
      o     to meet our cash and working capital needs;
      o     our ability to maintain our corporate existence as a viable entity;
            and
      o     other risks detailed in our periodic report filings with the SEC.

      In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

      These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Item 3.  Controls and Procedures.

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 2.  Unregistered Sales or Equity Securities and Use of Proceeds

      During the three month period ended March 31,2003, the Company did not issue any shares of its unregistered common stock.

Item 3.  Defaults Upon Senior Securities

      This Item is not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      This Item is not applicable.

Item 5.  Other Information

      This Item is not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 31.1 Certification of Chief Executive Officer Pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 31.2 Certification of Chief Financial Officer Pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18
                         U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18
                         U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

      No report on Form 8-K was filed during the three month period ended March 31, 2003.


                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Centenary International Corporation


Date: March 2, 2006                     By:
                                            ------------------------------------
                                            Hector A. Patron Costas
                                            Chief Executive Officer and Director