Form 10QSB
period 2003-06-30
CENTENARY INTERNATIONAL CORP
filed 2006-03-09
CIK 759999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       or

[_]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _____ to

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                          Outstanding as of June 30, 2003

      Common Stock, $.001 par value                         19,356,200

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                TABLE OF CONTENTS

Heading                                                                     Page
-------                                                                     ----
                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements...........................................    3

            Balance Sheets - June 30, 2003 (unaudited) and
              December 31, 2002............................................    4

            Statements of Operations - three and six months ended
              June 30, 2003 and 2002 and the period from inception on
              January 1, 2000 to June 30, 2003 (unaudited).................    5

            Statements of Cash Flows - six months ended
              June 30, 2003 and 2002 and the period from inception on
              January 1, 2000 to June 30, 2003 (unaudited).................    6

            Notes to Financial Statements .................................    7

Item 2.     Management's Discussion and Analysis or Plan of Operations.....    8

Item 3.     Controls and Procedures........................................    9


                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings..............................................    9

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds....    9

Item 3.     Defaults Upon Senior Securities................................    9

Item 4.     Submission of Matters to a Vote of Security Holders............    9

Item 5.     Other Information..............................................    9

Item 6.     Exhibits and Reports on Form 8-K...............................   10

            Signatures.....................................................   11

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

     The accompanying balance sheets of Centenary International Corporation at June 30, 2003 and December 31, 2002, and related statements of operations and cash flows for the three and six months ended June 30, 2003 and 2002 and the period from inception of the development stage on January 1, 2000 through June 30, 2003, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.

                       Centenary International Corporation
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                                 June 30,     December 31,
                                                                  2003           2002
                                                               -----------    -----------
                                                               (Unaudited)
CURRENT ASSETS

      Cash                                                     $        --    $        --
                                                               -----------    -----------

             Total Current Assets                                       --             --
                                                               -----------    -----------

             TOTAL ASSETS                                      $        --    $        --
                                                               ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable and accrued liabilities                 $   206,228    $   206,228
      Accrued interest payable                                     163,255        139,755
      Accrued expenses                                              12,500             --
      Notes payable                                                520,000        520,000
                                                               -----------    -----------

             Total Current Liabilities                             901,983        865,983
                                                               -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; 50,000,000 shares authorized,
        at $0.001 par value, 19,356,200 shares
        issued and outstanding                                      19,356         19,356
      Additional paid-in capital                                 8,340,873      8,340,873
      Deficit accumulated prior to the development stage        (6,319,106)    (6,319,106)
      Deficit accumulated during the development stage          (2,943,106)    (2,907,106)
                                                               -----------    -----------

             Total Stockholders' Equity (Deficit)                 (901,983)      (865,983)
                                                               -----------    -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                                $        --    $        --
                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                      Centenary International Corporation
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)

                                                                                                 From Inception
                                    For the Six Months Ended          For the Six Months Ended    on January 1,
                                            June 30,                            June 30,          2000 Through
                                  ----------------------------    ----------------------------       June 30,
                                      2003             2002           2003            2002            2003
                                  ------------    ------------    ------------    ------------    ------------
REVENUES                          $         --    $         --    $         --    $         --    $         --
                                  ------------    ------------    ------------    ------------    ------------

EXPENSES

     General and administrative          6,250              --          12,500              --         198,371
                                  ------------    ------------    ------------    ------------    ------------

         Total Expenses                  6,250              --          12,500              --         198,371
                                  ------------    ------------    ------------    ------------    ------------

OTHER INCOME

     Other income                           --              --              --              --           2,877
     Interest expense                  (11,750)        (11,750)        (23,500)        (23,500)        (70,500)
                                  ------------    ------------    ------------    ------------    ------------

         Total Other Income            (11,750)        (11,750)        (23,500)        (23,500)        (67,623)
                                  ------------    ------------    ------------    ------------    ------------

LOSS FROM CONTINUING                        --
  OPERATIONS                           (18,000)        (11,750)        (36,000)        (23,500)       (265,994)
                                  ------------    ------------    ------------    ------------    ------------

LOSS FROM DISCONTINUED
  OPERATIONS                                --              --              --              --      (2,677,112)
                                  ------------    ------------    ------------    ------------    ------------

NET LOSS                          $    (18,000)   $    (11,750)        (36,000)        (23,500)   $ (2,943,106)
                                  ============    ============    ============    ============    ============


BASIC LOSS PER SHARE              $      (0.00)   $       0.00           (0.00)           0.00
                                  ============    ============    ============    ============

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                       19,356,200      19,356,200      19,356,200      19,356,200
                                  ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                       Centenary International Corporation
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)

                                                               For the Six          From Inception
                                                               Months Ended          on January 1,
                                                                 June 30,            2000 Through
                                                       -------------------------       June 30,
                                                          2003           2002           2003
                                                       -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                          $   (36,000)   $   (23,500)   $(2,943,106)

     Adjustments to reconcile net loss to
      net cash used by operating activities:
          Discountinued operations                              --             --      2,677,112
     Changes in operating assets and liabilities
          Increase in accrued expenses                      36,000         23,500         59,766
          Increase in accounts payable                          --             --        206,228
                                                       -----------    -----------    -----------

               Net Cash Used by Operating Activities            --             --             --
                                                       -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                            --             --             --
                                                       -----------    -----------    -----------

CASH FLOWS FROM FINIANCING ACTIVITIES                           --             --             --
                                                       -----------    -----------    -----------

          NET DECREASE IN CASH                                  --             --             --

          CASH AT BEGINNING OF PERIOD                           --             --             --
                                                       -----------    -----------    -----------

          CASH AT END OF PERIOD                        $        --    $        --    $        --
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

                       CENTENARY INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND HISTORY

      The financial statements presented are those of Centenary International Corporation (the Company).

      The Company was incorporated under the laws of the State of Nevada on June 10, 1997. The Company ceased all operating activities during the year ended December 31, 1999, before any revenues were earned The Company re-entered the development stage on January 1, 2000, and has remained an inactive development stage company since that date.

      The Company has no products or services as of June 30, 2003. The Company was organized primarily as a vehicle to seek merger or acquisition candidates. The Company's primary focus is to seek out and consummate a merger with or acquisition of an existing operating entity.

NOTE 2 - GOING CONCERN

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

      The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its merger and/or acquisition strategy, and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

      We had a net loss of $18,000 during the three month period ended June 30, 2003, compared to a loss of $11,750 during the comparable period in 2002. The increased net loss is attributable to increased consultation fees accrued to officers of the Company.

      We had a net loss of $36,000 during the six month period ended June 30, 2003, compared to a loss of $23,500 during the comparable period in 2002. The increased net loss is also attributable to increased consultation fees accrued to officers of the Company.


Liquidity and Capital Resources

      We expect to rely at least partially on a shareholder to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses. As of June 30, 2003 we had no cash or current assets and current liabilities totaled $901,983.

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

Net Operating Loss

      We have accumulated approximately $ 2,914,106 of net operating loss carry forwards as of June 30, 2003. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2023. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of June 30, 2003 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

Item 2. Unregistered Sales or Equity Securities and Use of Proceeds

      During the six month period ended June 30, 2003, the Company did not issue any shares of its unregistered common stock.

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

      (b)   Reports on Form 8-K

      No report on Form 8-K was filed during the six month period ended June 30, 2003.

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