Form 10KSB
period 2003-12-31
CENTENARY INTERNATIONAL CORP
filed 2006-03-09
CIK 759999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ______ to _______

      Commission file number: 0-23851

                       CENTENARY INTERNATIONAL CORPORATION
                 (Name of Small Business Issuer in Its Charter)

              Nevada                                  86-0874841
              ------                                  ----------
   (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
   Incorporation or Organization)

                 Reconquista 656-3 Piso, Buenos Aires, Argentina
                 -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                               (011-5411)4811-4040
                               -------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|.

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).         Yes |X|     No |_|

The registrant's net sales for the year ended December 31, 2003, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $-0-for the common stock on March 2, 2006.

At March 2, 2006, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 19,356,200.

                                TABLE OF CONTENTS


                                                                        Page No.
                     PART I

Item 1.    Description of Business.........................................   3
Item 2.    Description of Property.........................................   8
Item 3.    Legal Proceedings...............................................   8
Item 4.    Submission of Matters to a Vote of Security Holders.............   8

                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters........   8
Item 6.    Management's Plan of Operation..................................   9
Item 7.    Financial Statements............................................  13
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................  14
Item 8A.   Controls and Procedures.........................................  14
Item 8B.   Other Information...............................................  14

                     PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act...........  15
Item 10.   Executive Compensation..........................................  16
Item 11.   Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters..................  17
Item 12.   Certain Relationships and Related Transactions..................  18
Item 13.   Exhibits........................................................  18
Item 14.   Principal Accountant Fees and Services..........................  18

Signatures.................................................................  19
Exhibits...................................................................  20

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

        YEAR ENDED December 31, 2003:       LOW     HIGH

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

Stockholders

As of March 2, 2006 there were approximately 2,000 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

Results of Operations

During the twelve month period ended December 31, 2003, the Company remained in the development stage and has generated no significant revenue. We do not expect to sell a significant amount of equity in WWA nor do we expect any realized dividend from our minority equity interest in WWA over the next twelve months.

Net Income and Losses

During the twelve month period ended December 31, 2003, we did not realize any revenues from operations. We recorded an net loss for the year of $73,000. The Company's net loss was primarily attributable to interest expense on outstanding notes payable, coupled with a small expense relating to corporate administrative duties.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2003.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders' equity. As of December 31, 2003 the Company has zero assets, with total liabilities of $938,983. The liabilities consist primarily of notes payable and accounts payable, both of which have had no activity in recent years.

Cash flow used in operating activities was $-0- for the twelve month period ended December 31, 2003, which is identical to the operating cash flows for the twelve month period ended December 31, 2002. The amounts are identical because they pertain to fixed interest accruing on a note payable, and a fixed annual consulting fee for administrative duties.

The Company's current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. We have no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our major shareholders would be the most likely source of new funding in the form of loans or equity placements none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company's inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2003, included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company's audit expressed substantial doubt as to the Company's ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,980,106 as of December 31, 2003. The Company's ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company's ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and
(2) obtaining loans and grants from various financial institutions, where possible. Although we believe that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

In preparing financial statements for the year ended December 31, 2003, the Company adopted the following accounting pronouncements:

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2003 and 2002, have all been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 29, 2005, the Company entered into an engagement letter with Moore & Associates, Chartered, to assume the role of its new certifying accountant. Moore & Associates, Chartered, has been asked to audit the years ended December 31, 2000, 2001, 2002, 2003, 2004, and 2005. During the two most recent fiscal years and the subsequent interim periods prior to the engagement of Moore & Associates, Chartered, the Company did not consult with Moore & Associates, Chartered, with regard to:

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

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended December 31, 2003 and 2002.

(b) Changes in internal controls over financial reporting.

During the year ended December 31, 2003, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors: as of December 31, 2003:

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

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2003, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2003 and 2002 by the Chief Executive Officer and by any other executive officers whose compensation during one of the three fiscal years totaled $100,000 or more The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

                           SUMMARY COMPENSATION TABLE

                         Annual Compensation                   Long Term and Other
                         -------------------                   Compensation
                                                               -----------------------
                                                               Number of
                                                               Securities  All Other
Name and                 Fiscal                 Other Annual   Underlying Compensation
Principal Positions      Year   Salary   Bonus Compensation(3) Options    (2)
------------------------ ------ -------- ----- --------------- ---------- ------------
Hector Patron Costas     2003   $-0-     $-0-       -0-           -0-         -0-
CEO, CFO & Director      2002   $-0-     $-0-       -0-           -0-         -0-

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

Other compensation

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to the Company to be the beneficial owners of more than five percent of the Company's common stock as of December 31, 2003. Each of these persons has sole investment and sole voting power over the shares indicated.

                                       Number of Shares       Percent
             Name and Address          Beneficially Owned     of Class
             ----------------          ------------------     --------

            PUBLICO AMERICANO              4,302,700          22.22 %
            Buenos Aires, Argentina
            GRUPO CENT.  UY               12,891,895          66.60 %
            Buenos Aires, Argentina

Security ownership of management

The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 2003 these persons have sole investment and sole voting power over the shares indicated.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Moore & Associates, Chartered for professional services rendered for the fiscal years ended December 31, 2003 and 2002:

             Fee Category      Fiscal 2003 Fees     Fiscal 2002 Fees
             ------------      ----------------     ----------------
             Audit Fees            $750.00            $750.00
             Tax Fees                  --                --
             All Other Fees            --                --
                                  ----------          -----------
             Total Fees            $750.00            $750.00

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
                                       -----------------------------------------
                                      Hector A. Patron Costas
                                      Chief Executive Officer,
                                      Chief Financial Officer,
                                      Principal Accounting Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

   Signature                         Title                  Date




-----------------------           Director               March 2, 2006
Hector A. Patron Costas

                                    EXHIBITS

EXHIBIT      PAGE
NO.          NO.    DESCRIPTION
---          ---    -----------

3(i)         *      Articles of Incorporation of the Company (incorporated by
                    reference to the Form 10-12G filed with the Commission).

3(ii)        *      By-laws of the Company (incorporated by reference to the
                    Form 10-12G filed with the Commission).

31          20      Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

32          21      Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 C O N T E N T S



Independent Auditors' Report................................................ F-2

Balance Sheet............................................................... F-3

Statements of Operations.................................................... F-4

Statements of Stockholders' Equity (Deficit)................................ F-5

Statements of Cash Flows...................................................  F-6

Notes to the Financial Statements..........................................  F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

The Board of Directors
Centenary International Corporation
(A Development Stage Company)
Phoenix, Arizona

We have audited the accompanying balance sheet of Centenary International Corporation (a development stage company) as of December 31, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 20032 and 2002 and from inception on January 1, 2000 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centenary International Corporation (a development stage company) as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and from inception on January 1, 2000 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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


Moore & Associates, Chartered
Las Vegas, Nevada
March 6, 2006

                      Centenary International Corporation
                         (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                                    December 31,
                                                                       2003
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
                                                                    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

     Accounts payable                                               $   207,228
     Accrued interest payable                                           186,755
     Payroll liabilities                                                 25,000
     Notes payable                                                      520,000
                                                                    -----------

          Total Current Liabilities                                     938,983
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock; 50,000,000 shares authorized,
       at $0.001 par value, 19,356,200 shares
       issued and outstanding                                            19,356
     Additional paid-in capital                                       8,340,873
     Deficit accumulated prior to the development stage              (6,319,106)
     Deficit accumulated during the development stage                (2,980,106)
                                                                    -----------

          Total Stockholders' Equity (Deficit)                         (938,983)
                                                                    -----------

          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)                                        $        --
                                                                    ===========



   The accompanying notes are an integral part of these financial statements.

                      Centenary International Corporation
                          (A Development Stage Company)
                            Statements of Operations



                                                                  From Inception
                                          For the Years Ended       January 1,
                                              December 31,         2000 Through
                                      --------------------------   December 30,
                                         2003            2002          2003
                                      -----------    -----------   -----------


REVENUES                              $              $             $        --
                                      -----------    -----------   -----------

EXPENSES

    General and administrative             26,000         26,000       211,871
                                      -----------    -----------   -----------

       Total Expenses                      26,000         26,000       211,871
                                      -----------    -----------   -----------

OTHER INCOME (EXPENSES)

    Other income                               --             --         2,877
    Interest expense                      (47,000)       (47,000)      (94,000)
                                      -----------    -----------   -----------

       Total Other Income                 (47,000)       (47,000)      (91,123)
                                      -----------    -----------   -----------

LOSS FROM CONTINUING
  OPERATIONS                              (73,000)       (73,000)     (302,994)
                                      -----------    -----------   -----------

LOSS FROM DISCONTINUED
  OPERATIONS                                   --             --    (2,677,112)
                                      -----------    -----------   -----------

NET LOSS                                  (73,000)       (73,000)  $(2,980,106)
                                      ===========    ===========   ===========


BASIC LOSS PER SHARE                        (0.00)         (0.00)
                                      ===========    ===========

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                          19,356,200     19,356,200
                                      ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                      Centenary International Corporation
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                            Common Stock          Additional
                                      -------------------------     Paid-In     Accumulated
                                        Shares         Amount       Capital       Deficit
                                      -----------   -----------   -----------   -----------

Balance, December 31, 2001             19,356,200   $    19,356   $ 8,340,873   $(2,834,106)

Net loss for the year ended
  December 31, 2002                            --            --            --       (73,000)
                                      -----------   -----------   -----------   -----------

Balance, December 31, 2002             19,356,200        19,356     8,340,873    (2,907,106)

Net loss for the year ended
  December 31, 2003                            --            --            --       (73,000)
                                      -----------   -----------   -----------   -----------

Balance, December 31, 2003             19,356,200   $    19,356   $ 8,340,873   $(2,980,106)
                                      ===========   ===========   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
 Statements of Cash Flows


                                                            For the Nine               From Inception
                                                            Months Ended                on January 1,
                                                            December 31,                2000 Through
                                                   --------------------------------     December 31,
                                                        2003              2002              2003
                                                   --------------    --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                       $      (73,000)   $      (73,000)   $   (2,980,106)

    Adjustments to reconcile net loss to
     net cash used by operating activities:
        Discountinued operations                               --                --         2,677,112
    Changes in operating assets and liabilities
        Increase in accrued expenses                       72,000            72,000            95,766
        Increase in accounts payable                        1,000             1,000           207,228


           Net Cash Used by Operating Activities               --                --                --
                                                   --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES                           --                --                --
                                                   --------------    --------------    --------------

CASH FLOWS FROM FINIANCING ACTIVITIES                          --                --                --
                                                   --------------    --------------    --------------


        NET DECREASE IN CASH                                   --                --                --

        CASH AT BEGINNING OF PERIOD                            --                --                --
                                                   --------------    --------------    --------------

        CASH AT END OF PERIOD                      $           --    $           --    $           --
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

                       Centenary International Corporation
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


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

      b. Basic Loss Per Share

                    For the Year Ended
                    December 31, 2003
      ------------------------------------------------
         Loss               Shares          Per Share
      (Numerator)       (Denominator)       Amount
      ----------          ----------       ----------

      $  (73,000)         19,356,200       $    (0.00)
      ==========          ==========       ==========

                    For the Year Ended
                    December 31, 2002
      ------------------------------------------------
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

                       Centenary International Corporation
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


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

      Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

                                                     2003           2002
                                                 ------------  ------------

      Deferred tax assets
         NOL Carryover                           $    577,508  $    549,038

      Valuation allowance                            (577,508)     (549,038)
                                                 ------------  ------------

      Net deferred tax asset                     $         --  $         --
                                                 ============  ============


      The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                                     2003           2002
                                                 ------------  ------------

      Book loss                                  $    (28,470) $    (77,450)
      Valuation allowance                              28,470        77,450
                                                 ------------  ------------

                                                 $         --  $         --
                                                 ============  ============

      At December 31, 2003, the Company had net operating loss carryforwards of approximately $2,949,576 that may be offset against future taxable income through the year 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

      Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

                      Centenary International Corporation.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

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

      g. Fair Value of Financial Instruments

      As at December 31, 2003, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

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

                      Centenary International Corporation.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

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

                      Centenary International Corporation.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


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