Form 10KSB
period 2004-12-31
CENTENARY INTERNATIONAL CORP
filed 2006-03-09
CIK 759999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
   |X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

   |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____ to _____

         Commission file number: 0-23851

                       CENTENARY INTERNATIONAL CORPORATION
                       -----------------------------------
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

The registrant's net sales for the year ended December 31, 2004, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $-0-for the common stock on March 2, 2006.

At March 2, 2006, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 19,356,200.

                                TABLE OF CONTENTS

                                                                                                          Page No.
                                     PART I
Item 1.    Description of Business............................................................................   3
Item 2.    Description of Property............................................................................   8
Item 3.    Legal Proceedings..................................................................................   8
Item 4.    Submission of Matters to a Vote of Security Holders................................................   8

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters...........................................   8
Item 6.    Management's Plan of Operation.....................................................................   9
Item 7.    Financial Statements...............................................................................  13
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................................................  14
Item 8A.   Controls and Procedures............................................................................  14
Item 8B.   Other Information..................................................................................  14

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act.............................................  15
Item 10.   Executive Compensation.............................................................................  16
Item 11.   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters....................................................  17
Item 12.   Certain Relationships and Related Transactions.....................................................  18
Item 13.   Exhibits...........................................................................................  18
Item 14.   Principal Accountant Fees and Services.............................................................  18

Signatures....................................................................................................  19
Exhibits......................................................................................................  20

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

                  YEAR ENDED December 31, 2004:           LOW     HIGH

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

Results of Operations

During the twelve month period ended December 31, 2004, the Company remained in the development stage and has generated no significant revenue. We do not expect to sell a significant amount of equity in WWA nor do we expect any realized dividend from our minority equity interest in WWA over the next twelve months.

Net Income and Losses

During the twelve month period ended December 31, 2004, we did not realize any revenues from operations. We recorded an net loss for the year of $73,000. The Company's net loss was primarily attributable to interest expense on outstanding notes payable, coupled with a small expense relating to corporate administrative duties.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2004

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders' equity. As of December 31, 2004 the Company has zero assets, with total liabilities of $1,011,983. The liabilities consist primarily of notes payable and accounts payable, both of which have had no activity in recent years.

Cash flow used in operating activities was $-0- for the twelve month period ended December 31, 2004, which is identical to the operating cash flows for the twelve month period ended December 31, 2003. The amounts are identical because they pertain to fixed interest accruing on a note payable, and a fixed annual consulting fee for administrative duties.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2004, included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company's audit expressed substantial doubt as to the Company's ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $3,053,106 as of December 31, 2004. The Company's ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company's ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and
(2) obtaining loans and grants from various financial institutions, where possible. Although we believe that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

In preparing financial statements for the year ended December 31, 2004, the Company adopted the following accounting pronouncements:

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2004 and 2003, have all been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included below.

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

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended December 31, 2004 and 2003.

(b) Changes in internal controls over financial reporting.

During the year ended December 31, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors: as of December 31, 2004:

      Name                       Age     Position

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

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2004, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2004 and 2003 by the Chief Executive Officer and by any other executive officers whose compensation during one of the three fiscal years totaled $100,000 or more The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

                           SUMMARY COMPENSATION TABLE

                             Annual Compensation                         Long Term and Other
                             -------------------                         Compensation
                                                                         -------------------------
                                                                         Number of
                                                                         Securities    All Other
Name and                   Fiscal                       Other Annual     Underlying   Compensation
Principal Positions        Year     Salary     Bonus   Compensation(3)   Options      (2)
------------------------   ------   --------   -----   ---------------   ----------   ------------
Hector Patron Costas       2004     $-0-       $-0-          -0-            -0-          -0-
CEO, CFO & Director        2003     $-0-       $-0-          -0-            -0-          -0-

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

Other compensation

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to the Company to be the beneficial owners of more than five percent of the Company's common stock as of December 31, 2004. Each of these persons has sole investment and sole voting power over the shares indicated.

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
             Buenos Aires, Argentina

Security ownership of management

The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 2004 these persons have sole investment and sole voting power over the shares indicated.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Moore & Associates, Chartered for professional services rendered for the fiscal years ended December 31, 2004 and 2003:

                    Fee Category          Fiscal 2004 Fees     Fiscal 2003 Fees
             -------------------------    ----------------     ----------------
             Audit Fees                       $750.00              $750.00
             Tax Fees                              --                   --
             All Other Fees                        --                   --
                                              -------              -------
             Total Fees                       $750.00              $750.00

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
                             Chief Financial Officer pursuant to 18 U.S.C.
                             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                       Centenary International Corporation
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2004

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

Statements of Cash Flows...................................................  F-6

Notes to the Financial Statements..........................................  F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

The Board of Directors
Centenary International Corporation
(A Development Stage Company)
Phoenix, Arizona

We have audited the accompanying balance sheet of Centenary International Corporation (a development stage company) as of December 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and from inception on January 1, 2000 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centenary International Corporation (a development stage company) as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and from inception on January 1, 2000 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

Moore & Associates, Chartered
Las Vegas, Nevada
March 6, 2006

                       Centenary International Corporation
                          (A Development Stage Company)
                                 Balance Sheets

   ASSETS

                                                                   December 31,
                                                                       2004
                                                                   ------------

CURRENT ASSETS

      Cash                                                         $         --
                                                                   ------------

             Total Current Assets                                            --
                                                                   ------------

             TOTAL ASSETS                                          $         --
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable                                             $    208,228
      Accrued interest payable                                          233,755
      Payroll liabilities                                                50,000
      Notes payable                                                     520,000
                                                                   ------------

             Total Current Liabilities                                1,011,983
                                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; 50,000,000 shares authorized,
        at $0.001 par value, 19,356,200 shares
        issued and outstanding                                           19,356
      Additional paid-in capital                                      8,340,873
      Deficit accumulated prior to the development stage             (6,319,106)
      Deficit accumulated during the development stage               (3,053,106)
                                                                   ------------

             Total Stockholders' Equity (Deficit)                    (1,011,983)
                                                                   ------------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                                    $         --
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                       Centenary International Corporation
                          (A Development Stage Company)
                            Statements of Operations


                                                                    From Inception
                                        For the Years Ended           January 1,
                                            December 31,             2000 Through
                                   -----------------------------     December 30,
                                       2004             2003             2004
                                   ------------     ------------     ------------
REVENUES                           $                $                $         --
                                   ------------     ------------     ------------

EXPENSES

     General and administrative          26,000           26,000          237,871
                                   ------------     ------------     ------------

         Total Expenses                  26,000           26,000          237,871
                                   ------------     ------------     ------------

OTHER INCOME (EXPENSES)

     Other income                            --               --            2,877
     Interest expense                   (47,000)         (47,000)        (141,000)
                                   ------------     ------------     ------------

         Total Other Income             (47,000)         (47,000)        (138,123)
                                   ------------     ------------     ------------

LOSS FROM CONTINUING
  OPERATIONS                            (73,000)         (73,000)        (375,994)
                                   ------------     ------------     ------------

LOSS FROM DISCONTINUED
  OPERATIONS                                 --               --       (2,677,112)
                                   ------------     ------------     ------------

NET LOSS                                (73,000)         (73,000)    $ (3,053,106)
                                   ============     ============     ============

BASIC LOSS PER SHARE                      (0.00)           (0.00)
                                   ============     ============

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                        19,356,200       19,356,200
                                   ============     ============

   The accompanying notes are an integral part of these financial statements.

                      Centenary International Corporation
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                       Common Stock             Additional
                               ----------------------------      Paid-In       Accumulated
                                  Shares          Amount         Capital         Deficit
                               ------------    ------------    ------------    ------------
Balance, December 31, 2002       19,356,200    $     19,356    $  8,340,873    $ (2,907,106)

Net loss for the year ended
  December 31, 2003                      --              --              --         (73,000)
                               ------------    ------------    ------------    ------------

Balance, December 31, 2003       19,356,200          19,356       8,340,873      (2,980,106)

Net loss for the year ended
  December 31, 2004                      --              --              --         (73,000)
                               ------------    ------------    ------------    ------------

Balance, December 31, 2004       19,356,200    $     19,356    $  8,340,873    $ (3,053,106)
                               ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                       Centenary International Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                For the Nine             From Inception
                                                                Months Ended              on January 1,
                                                                December 31,              2000 Through
                                                        -----------------------------     December 31,
                                                            2004             2003             2004
                                                        ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                           $    (73,000)    $    (73,000)    $ (3,053,106)

     Adjustments to reconcile net loss to
       net cash used by operating activities:
          Discountinued operations                                --               --        2,677,112
     Changes in operating assets and liabilities
          Increase in accrued expenses                        72,000           72,000          167,766
          Increase in accounts payable                         1,000            1,000          208,228
                                                        ------------     ------------     ------------

               Net Cash Used by Operating Activities              --               --               --
                                                        ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES                              --               --               --
                                                        ------------     ------------     ------------

CASH FLOWS FROM FINIANCING ACTIVITIES                             --               --               --
                                                        ------------     ------------     ------------

          NET DECREASE IN CASH                                    --               --               --

          CASH AT BEGINNING OF PERIOD                             --               --               --
                                                        ------------     ------------     ------------

          CASH AT END OF PERIOD                         $         --     $         --     $         --
                                                        ============     ============     ============

SUPPLIMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION

     CASH PAID FOR:

          Interest                                      $         --     $         --     $         --
          Income Taxes                                  $         --     $         --     $         --

   The accompanying notes are an integral part of these financial statements.

                       Centenary International Corporation
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

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

      The Company has no products or services as of December 31, 2004. The Company's current business model is to be a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

      a. Accounting Method

      The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

      b. Basic Loss Per Share

                                               For the Year Ended
                                                December 31, 2004
                                -----------------------------------------------
                                    Loss             Shares          Per Share
                                 (Numerator)     (Denominator)         Amount
                                ------------     -------------    -------------

                                $    (73,000)       19,356,200    $       (0.00)
                                ============     =============    =============

                                               For the Year Ended
                                                December 31, 2003
                                -----------------------------------------------
                                    Loss             Shares          Per Share
                                 (Numerator)     (Denominator)         Amount
                                ------------     -------------    -------------

                                $    (73,000)       19,356,200    $       (0.00)
                                ============     =============    =============

      The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

                       Centenary International Corporation
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

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

      Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

                                                  2004            2003
                                               ----------      ----------

      Deferred tax assets
          NOL Carryover                        $  605,978      $  577,508

      Valuation allowance                        (605,978)       (577,508)
                                               ----------      ----------

      Net deferred tax asset                   $       --      $       --
                                               ==========      ==========

      The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

                                                  2004            2003
                                               ----------      ----------

      Book loss                                $  (28,470)     $  (28,470)
      Valuation allowance                          28,470          28,470
                                               ----------      ----------

                                               $       --      $       --
                                               ==========      ==========

      At December 31, 2004, the Company had net operating loss carryforwards of approximately $2,978,000 that may be offset against future taxable income through the year 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

      Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

                      Centenary International Corporation.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

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

      g. Fair Value of Financial Instruments

      As at December 31, 2004, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

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

                      Centenary International Corporation.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

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

                      Centenary International Corporation.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

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