Form 10QSB
period 2005-03-31
CENTENARY INTERNATIONAL CORP
filed 2006-03-09
CIK 759999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             |X|    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM _______ TO

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

                CLASS                          OUTSTANDING AS OF MARCH 31, 2005

      Common Stock, $.001 par value                      19,356,200

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|


                                TABLE OF CONTENTS

Heading                                                                                          Page
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements..............................................................      3

          Balance Sheets - March 31, 2005 (unaudited) and December 31, 2004.................      4

          Statements of Operations - three months ended March 31, 2005 and 2004 and
            the period from inception on January 1, 2000 to March 31, 2005 (unaudited)......      5

          Statements of Cash Flows - three months ended March 31, 2005 and 2004 and
            the period from inception on January 1, 2000 to March 31, 2005 (unaudited)......      6

          Notes to Financial Statements ....................................................      7

Item 2.   Management's Discussion and Analysis or Plan of Operations........................      8

Item 3.   Controls and Procedures...........................................................      9


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................................     10

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......................     10

Item 3.   Defaults Upon Senior Securities...................................................     10

Item 4.   Submission of Matters to a Vote of Security Holders...............................     10

Item 5.   Other Information.................................................................     10

Item 6.   Exhibits and Reports on Form 8-K..................................................     11

          Signatures........................................................................     12

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

      The accompanying balance sheets of Centenary International Corporation at March 31, 2005 and December 31, 2004, and related statements of operations and cash flows for the three months ended March 31, 2005 and 2004 and the period from inception of the development stage on January 1, 2000 through March 31, 2005, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.


                       CENTENARY INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                                March 31,     December 31,
                                                                   2005          2004
                                                               -----------    -----------
                                                               (Unaudited)
CURRENT ASSETS

      Cash                                                     $        --    $        --
                                                               -----------    -----------
             Total Current Assets                                       --             --
                                                               -----------    -----------
             TOTAL ASSETS                                      $        --    $        --
                                                               ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

      Accounts payable                                         $   208,228    $   208,228
      Accrued interest                                             245,505        233,755
      Accrued expenses                                              56,250         50,000
      Notes payable                                                520,000        520,000
                                                               -----------    -----------
             Total Current Liabilities                           1,029,983      1,011,983
                                                               -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; 50,000,000 shares authorized,
        at $0.001 par value, 19,356,200 shares
        issued and outstanding                                      19,356         19,356
      Additional paid-in capital                                 8,340,873      8,340,873
      Deficit accumulated prior to the development stage        (6,319,106)    (6,319,106)
      Deficit accumulated during the development stage          (3,071,106)    (3,053,106)
                                                               -----------    -----------
             Total Stockholders' Equity (Deficit)               (1,029,983)    (1,011,983)
                                                               -----------    -----------
             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                                $        --    $        --
                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       CENTENARY INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      Statements of Operations (Unaudited)


                                                                   From Inception
                                            For the Three           on January 1,
                                             Months Ended           2000 Through
                                               March 31,              March 31,
                                    ----------------------------
                                        2005            2004             2005
                                    ------------    ------------    ------------

REVENUES                            $         --    $         --    $         --
                                    ------------    ------------    ------------

EXPENSES

     General and administrative            6,250           6,250         244,121
                                    ------------    ------------    ------------
         Total Expenses                    6,250           6,250         244,121
                                    ------------    ------------    ------------

OTHER EXPENSES

     Interest expense                    (11,750)        (11,750)       (152,750)
                                              --              --           2,877
                                    ------------    ------------    ------------

         Total Other Income              (11,750)        (11,750)       (149,873)
                                    ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS          (18,000)        (18,000)       (393,994)
                                    ------------    ------------    ------------
                                                                    ------------
LOSS FROM DISCONTINUED OPERATIONS             --              --      (2,677,112)
                                    ------------    ------------    ------------

NET LOSS                            $    (18,000)   $    (18,000)   $ (3,071,106)
                                    ============    ============    ============

BASIC LOSS PER SHARE                $      (0.00)   $       0.00
                                    ============    ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                19,356,200      19,356,200
                                    ============    ============

   The accompanying notes are an integral part of these financial statements.

                       CENTENARY INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      Statements of Cash Flows (Unaudited)

                                                                                            From Inception
                                                                      For the Three          on January 1,
                                                                       Months Ended          2000 Through
                                                                        March 31,              March 31,
                                                                --------------------------
                                                                   2005            2004           2005
                                                                -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                   $   (18,000)   $   (18,000)   $(3,071,106)

     Adjustments to reconcile net loss to
      net cash used by operating activities:
          Discountinued operations                                       --             --      2,677,112
     Changes in operating assets and liabilities:
          Increase in accrued expenses                               18,000         18,000        185,766
          Increase in accounts payable                                   --             --        208,228
                                                                -----------    -----------    -----------

               Net Cash Used by Operating Activities                     --             --             --
                                                                -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --             --             --
                                                                -----------    -----------    -----------

CASH FLOWS FROM FINIANCING ACTIVITIES                                    --             --             --
                                                                -----------    -----------    -----------

          NET DECREASE IN CASH                                           --             --             --

          CASH AT BEGINNING OF PERIOD                                    --             --             --
                                                                -----------    -----------    -----------

          CASH AT END OF PERIOD                                 $        --    $        --    $        --
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

            The Company has no products or services as of March 31, 2005. The Company was organized primarily as a vehicle to seek merger or acquisition candidates. The Company's primary focus is to seek out and consummate a merger with or acquisition of an existing operating entity.

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

RESULTS OF OPERATIONS

      We had a net loss of $18,000 during the three month period ended March 31, 2005, compared to an identical loss during the comparable period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

      We expect to rely at least partially on a shareholder to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses. As of March 31, 2005 we had no cash or current assets and current liabilities totaled $1,029,983.

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


NET OPERATING LOSS

      We have accumulated approximately $ 2,956,106 of net operating loss carry forwards as of March 31, 2005. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of March 31, 2005 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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


ITEM 2.   UNREGISTERED SALES OR EQUITY SECURITIES AND USE OF PROCEEDS

      During the three month period ended March 31, 2005, the Company did not issue any shares of its unregistered common stock.

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

      (B)   REPORTS ON FORM 8-K

       No report on Form 8-K was filed during the three month period ended March 31, 2005.

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