Form 10QSB
period 2005-06-30
CENTENARY INTERNATIONAL CORP
filed 2006-03-09
CIK 759999

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant: (1) has filed all Reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    CLASS                  OUTSTANDING AS OF JUNE 30, 2005

         Common Stock, $.001 par value                19,356,200

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

Heading                                                                                                    Page
-------                                                                                                    ----
                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

             Balance Sheets - June 30, 2005 (unaudited) and December 31, 2004.........................      4

             Statements of Operations - three and six months ended June 30, 2005 and 2004 and
               the period from inception on January 1, 2000 to June 30, 2005 (unaudited)..............      5

             Statements of Cash Flows - six months ended June 30, 2005 and 2004 and
               the period from inception on January 1, 2000 to June 30, 2005 (unaudited)..............      6

             Notes to Financial Statements ...........................................................      7

Item 2.      Management's Discussion and Analysis or Plan of Operations...............................      8

Item 3.      Controls and Procedures..................................................................      9


                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     10

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................     10

Item 3.      Defaults Upon Senior Securities..........................................................     10

Item 4.      Submission of Matters to a Vote of Security Holders......................................     10

Item 5.      Other Information........................................................................     10

Item 6.      Exhibits and Reports on Form 8-K.........................................................     10

             Signatures...............................................................................     11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The accompanying balance sheets of Centenary International Corporation at June 30, 2005 and December 31, 2004, and related statements of operations and cash flows for the three and six months ended June 30, 2005 and 2004 and the period from inception of the development stage on January 1, 2000 through June 30, 2005, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.

                       Centenary International Corporation
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                                 June 30,     December 31,
                                                                  2005           2004
                                                               -----------    -----------
                                                               (Unaudited)
CURRENT ASSETS

      Cash                                                     $      --      $      --
                                                               -----------    -----------

             Total Current Assets                                     --             --
                                                               -----------    -----------

             TOTAL ASSETS                                      $      --      $      --
                                                               ===========    ===========


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable and accrued liabilities                 $   208,228    $   208,228
      Accrued interest payable                                     257,255        233,755
      Accrued expenses                                              62,500         50,000
      Notes payable                                                520,000        520,000
                                                               -----------    -----------

             Total Current Liabilities                           1,047,983      1,011,983
                                                               -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; 50,000,000 shares authorized,
        at $0.001 par value, 19,356,200 shares
        issued and outstanding                                      19,356         19,356
      Additional paid-in capital                                 8,340,873      8,340,873
      Deficit accumulated prior to the development stage        (6,319,106)    (6,319,106)
      Deficit accumulated during the development stage          (3,089,106)    (3,053,106)
                                                               -----------    -----------

             Total Stockholders' Equity (Deficit)               (1,047,983)    (1,011,983)
                                                               -----------    -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                                $      --      $      --
                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                      Centenary International Corporation
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)


                                                                                                 From Inception
                                                                                                  on January 1,
                                    For the Six Months Ended        For the Six Months Ended      2000 Through
                                           June 30,                          June 30,               June 30,
                                  ----------------------------    ----------------------------    ------------
                                      2005            2004            2005            2004            2005
                                  ------------    ------------    ------------    ------------    ------------
REVENUES                          $       --      $       --      $       --      $       --      $       --
                                  ------------    ------------    ------------    ------------    ------------

EXPENSES

     General and administrative          6,250           6,250          12,500          12,500         250,371
                                  ------------    ------------    ------------    ------------    ------------

         Total Expenses                  6,250           6,250          12,500          12,500         250,371
                                  ------------    ------------    ------------    ------------    ------------

OTHER INCOME

     Other income                         --              --              --              --             2,877
     Interest expense                  (11,750)        (11,750)        (23,500)        (23,500)       (164,500)
                                  ------------    ------------    ------------    ------------    ------------

         Total Other Income            (11,750)        (11,750)        (23,500)        (23,500)       (161,623)
                                  ------------    ------------    ------------    ------------    ------------

LOSS FROM CONTINUING                      --
  OPERATIONS                           (18,000)        (18,000)        (36,000)        (36,000)       (411,994)
                                  ------------    ------------    ------------    ------------    ------------

LOSS FROM DISCONTINUED
  OPERATIONS                              --              --              --              --        (2,677,112)
                                  ------------    ------------    ------------    ------------    ------------

NET LOSS                          $    (18,000)   $    (18,000)        (36,000)        (36,000)   $ (3,089,106)
                                  ============    ============    ============    ============    ============


BASIC LOSS PER SHARE              $      (0.00)   $       0.00           (0.00)           0.00
                                  ============    ============    ============    ============

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                       19,356,200      19,356,200      19,356,200      19,356,200
                                  ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                       Centenary International Corporation
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)

                                                                                                               From Inception
                                                                                         For the Six            on January 1,
                                                                                         Months Ended           2000 Through
                                                                                            June 30,              June 30,
                                                                                   --------------------------    -----------
                                                                                       2005           2004          2005
                                                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                                      $   (36,000)   $   (36,000)   $(3,089,106)

     Adjustments to reconcile net loss to net cash used by operating activities:
          Discountinued operations                                                        --             --        2,677,112
     Changes in operating assets and liabilities
          Increase in accrued expenses                                                  36,000         36,000        203,766
          Increase in accounts payable                                                    --             --          208,228
                                                                                   -----------    -----------    -----------

               Net Cash Used by Operating Activities                                      --             --             --
                                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                                      --             --             --
                                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINIANCING ACTIVITIES                                                     --             --             --
                                                                                   -----------    -----------    -----------

          NET DECREASE IN CASH                                                            --             --             --

          CASH AT BEGINNING OF PERIOD                                                     --             --             --
                                                                                   -----------    -----------    -----------

          CASH AT END OF PERIOD                                                    $      --      $      --      $      --
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

      The Company has no products or services as of June 30, 2005. The Company was organized primarily as a vehicle to seek merger or acquisition candidates. The Company's primary focus is to seek out and consummate a merger with or acquisition of an existing operating entity.

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

RESULTS OF OPERATIONS

     We had a net loss of $18,000 during the three month period ended June 30, 2005, compared to an identical loss of $18,000 during the comparable period in 2005.

     We had a net loss of $36,000 during the six month period ended June 30, 2005, compared to an identical loss of $36,000 during the comparable period in 2005.


LIQUIDITY AND CAPITAL RESOURCES

      We expect to rely at least partially on a shareholder to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses. As of June 30, 2005 we had no cash or current assets and current liabilities totaled $1,047,983.

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

NET OPERATING LOSS

     We have accumulated approximately $ 2,970,106 of net operating loss carry forwards as of June 30, 2005. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of June 30, 2005 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

ITEM 2. UNREGISTERED SALES OR EQUITY SECURITIES AND USE OF PROCEEDS

     During the six month period ended June 30, 2005, the Company did not issue any shares of its unregistered common stock.

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

     (b) REPORTS ON FORM 8-K

     No report on Form 8-K was filed during the six month period ended June 30, 2005.

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