Form 10KSB
period 2005-12-31
CENTENARY INTERNATIONAL CORP
filed 2006-03-09
CIK 759999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
      |X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

      |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ______ to ______

      Commission file number: 0-23851
                              -------

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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_| .

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes |X|  No |_|


The registrant's net sales for the year ended December 31, 2005, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $-0-for the common stock on March 2, 2006.

At March 2, 2006, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 19,356,200.

                                TABLE OF CONTENTS

                                                                                                               Page No.
                                     PART I

Item 1.    Description of Business............................................................................    3
Item 2.    Description of Property............................................................................    8
Item 3.    Legal Proceedings..................................................................................    8
Item 4.    Submission of Matters to a Vote of Security Holders................................................    8

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters...........................................    8
Item 6.    Management's Plan of Operation.....................................................................   13
Item 7.    Financial Statements...............................................................................   14
Item 8.    Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure......................................................................   14
Item 8A.   Controls and Procedures............................................................................   14
Item 8B.   Other Information..................................................................................   14

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act.............................................   15
Item 10.   Executive Compensation.............................................................................   16
Item 11.   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters....................................................   17
Item 12.   Certain Relationships and Related Transactions.....................................................   18
Item 13.   Exhibits...........................................................................................   18
Item 14.   Principal Accountant Fees and Services.............................................................   18

Signatures....................................................................................................   19
Exhibits......................................................................................................   20

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

                  YEAR ENDED December 31, 2005:         LOW                HIGH

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

Stockholder

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

Results of Operations

During the twelve month period ended December 31, 2005, the Company remained in the development stage and has generated no significant revenue. We do not expect to sell a significant amount of equity in WWA nor do we expect any realized dividend from our minority equity interest in WWA over the next twelve months. Net Income and Losses

During the twelve month period ended December 31, 2005, we did not realize any revenues from operations. We recorded net income for the year of $897,544. The income resulted primarily from our recording a gain on expiration of debt in the amount of $970,544. This amount was partially offset by interest expense on notes payable, coupled with a small expense relating to corporate administrative duties.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2005

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders' equity. As of December 31, 2005 the Company has zero assets, with total liabilities of $114,439. The liabilities consist primarily of notes payable and accounts payable, both of which have had no activity in recent years.

Cash flow used in operating activities was $-0- for the twelve month period ended December 31, 2005, which is identical to the operating cash flows for the twelve month period ended December 31, 2004. The amounts are identical because they pertain to fixed interest accruing on a note payable, and a fixed annual consulting fee for administrative duties.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2005, included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company's audit expressed substantial doubt as to the Company's ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,155,562 as of December 31, 2005. The Company's ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company's ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and
(2) obtaining loans and grants from various financial institutions, where possible. Although we believe that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

In preparing financial statements for the year ended December 31, 2005, the Company adopted the following accounting pronouncements:

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2005 and 2004, have all been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included below.

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

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended December 31, 2005 and 2004.

(b) Changes in internal controls over financial reporting.

During the year ended December 31, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors: as of December 31, 2005:

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

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2005, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2005 and 2004 by the Chief Executive Officer and by any other executive officers whose compensation during one of the three fiscal years totaled $100,000 or more The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

                           SUMMARY COMPENSATION TABLE

                         Annual Compensation                   Long Term and Other
                         -------------------                   Compensation
                                                               -----------------------
                                                               Number of
                                                               Securities  All Other
Name and                 Fiscal                 Other Annual   Underlying Compensation
Principal Positions      Year   Salary   Bonus Compensation(3) Options    (2)
------------------------ ------ -------- ----- --------------- ---------- ------------

Hector Patron Costas     2005   $-0-         $-0-        -0-          -0-        -0-
CEO, CFO & Director      2004   $-0-         $-0-        -0-          -0-        -0-

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

Other compensation

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to the Company to be the beneficial owners of more than five percent of the Company's common stock as of December 31, 2005. Each of these persons has sole investment and sole voting power over the shares indicated.

                                                Number of Shares         Percent
Name and Address                               Beneficially Owned       of Class

PUBLICO AMERICANO                                     4,302,700          22.22 %
Buenos Aires, Argentina
GRUPO CENT.  UY                                      12,891,895          66.60 %
Buenos Aires, Argentina

Security ownership of management

The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 2005 these persons have sole investment and sole voting power over the shares indicated.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Moore & Associates, Chartered for professional services rendered for the fiscal years ended December 31, 2005 and 2004:

Fee Category                     Fiscal 2005 Fees     Fiscal 2004 Fees
-------------------------            ----------         -----------
Audit Fees                           $   750.00          $   750.00
Tax Fees                                     --                  --
All Other Fees                               --                  --
                                     ----------          ----------
Total Fees                           $   750.00          $   750.00

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

Centenary International Corporation

Date: March  2, 2006        By:_______________________________
                               Hector A. Patron Costas
                               Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

   Signature                           Title                   Date

______________________                  Director               March 2, 2006
Hector A. Patron Costas

                                    EXHIBITS

EXHIBIT   PAGE
NO.                                 NO. DESCRIPTION

3(i6)     *       Articles of Incorporation of the Company (incorporated by
                  reference to the Form 10-12G filed with the Commission).

3(ii)     *       By-laws of the Company (incorporated by reference to the Form
                  10-12G filed with the Commission).

31        25      Certification of the Chief Executive Officer and Chief
                  Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

32        26      Certification of the Chief Executive Officer and Chief
                  Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 C O N T E N T S

Independent Auditors' Report............................................ F-2

Balance Sheet........................................................... F-3

Statements of Operations................................................ F-4

Statements of Stockholders' Equity (Deficit)............................ F-5

Statements of Cash Flows................................................ F-6

Notes to the Financial Statements....................................... F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

The Board of Directors
Centenary International Corporation
(A Development Stage Company)
Phoenix, Arizona

We have audited the accompanying balance sheet of Centenary International Corporation (a development stage company) as of December 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and from inception on January 1, 2000 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centenary International Corporation (a development stage company) as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and from inception on January 1, 2000 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Moore & Associates, Chartered
Las Vegas, Nevada
March 6, 2006

                       Centenary International Corporation
                          (A Development Stage Company)
                                 Balance Sheets

   ASSETS

                                                                         December 31,
                                                                             2005
                                                                         -----------

CURRENT ASSETS

      Cash                                                               $        --
                                                                         -----------

             Total Current Assets                                                 --
                                                                         -----------

             TOTAL ASSETS                                                $        --
                                                                         ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable                                                   $     8,189
      Accrued interest payable                                                11,250
      Payroll liabilities                                                     75,000
      Notes payable                                                           20,000
                                                                         -----------

             Total Current Liabilities                                       114,439
                                                                         -----------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; 50,000,000 shares authorized,
        at $0.001 par value, 19,356,200 shares
        issued and outstanding                                                19,356
      Additional paid-in capital                                           8,340,873
      Deficit accumulated prior to the development stage                  (6,319,106)
      Deficit accumulated during the development stage                    (2,155,562)
                                                                         -----------

             Total Stockholders' Equity (Deficit)                           (114,439)
                                                                         -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                                          $        --
                                                                         ===========

The accompanying notes are an integral part of these financial statements.

                       Centenary International Corporation
                          (A Development Stage Company)
                            Statements of Operations


                                                                  From Inception
                                       For the Years Ended          January 1,
                                            December 31,           2000 Through
                                  ----------------------------     December 30,
                                      2005            2004            2005
                                  ------------    ------------    ------------

REVENUES                          $         --    $         --    $         --
                                  ------------    ------------    ------------

EXPENSES

     General and administrative         26,000          26,000         263,871
                                                  ------------    ------------

         Total Expenses                 26,000          26,000         263,871
                                  ------------    ------------    ------------

OTHER INCOME (EXPENSES)

     Other income                           --              --           2,877
     Interest expense                  (47,000)        (47,000)       (188,000)
                                                                  ------------

         Total Other Income            (47,000)        (47,000)       (185,123)
                                  ------------    ------------    ------------

LOSS FROM CONTINUING
  OPERATIONS                           (73,000)        (73,000)       (448,994)
                                  ------------    ------------    ------------

GAIN (LOSS) FROM DISCONTINUED
  OPERATIONS                           970,544              --      (1,706,568)
                                  ------------    ------------    ------------

NET INCOME (LOSS)                      897,544         (73,000)   $ (2,155,562)
                                  ============    ============    ============

BASIC INCOME (LOSS) PER SHARE             0.05           (0.00)
                                  ============    ============

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                       19,356,200      19,356,200
                                  ============    ============

The accompanying notes are an integral part of these financial statements.

                      Centenary International Corporation
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                       Common Stock         Additional
                                -------------------------   Paid-In        Accumulated
                                 Shares          Amount     Capital          Deficit
                                -----------   -----------   -----------   -----------

Balance, December 31, 2003       19,356,200   $    19,356   $ 8,340,873   $(2,980,106)

Net loss for the year ended
  December 31, 2004                      --            --            --       (73,000)
                                -----------   -----------   -----------   -----------

Balance, December 31, 2004       19,356,200        19,356     8,340,873    (3,053,106)

Net income for the year ended
  December 31, 2005                      --            --            --       897,544
                                -----------   -----------   -----------   -----------

Balance, December 31, 2005       19,356,200   $    19,356   $ 8,340,873   $(2,155,562)
                                ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

                       Centenary International Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                         For the Nine           From Inception
                                                                                         Months Ended            on January 1,
                                                                                         December 31,            2000 Through
                                                                                   --------------------------     December 31,
                                                                                      2005           2004            2005
                                                                                   -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                                             $   897,544    $   (73,000)   $(2,155,562)

     Adjustments to reconcile net loss to net cash used by operating activities:
          Discountinued operations                                                          --             --      2,677,112
          Gain on expiration of debt                                                  (970,544)            --       (970,544)
     Changes in operating assets and liabilities
          Increase in accrued expenses                                                  72,000         72,000        239,766
          Increase in accounts payable                                                   1,000          1,000        209,228
                                                                                   -----------    -----------    -----------

               Net Cash Used by Operating Activities                                        --             --             --
                                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                                        --             --             --
                                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINIANCING ACTIVITIES                                                       --             --             --
                                                                                   -----------    -----------    -----------

          NET DECREASE IN CASH                                                              --             --             --

          CASH AT BEGINNING OF PERIOD                                                       --             --             --
                                                                                   -----------    -----------    -----------

          CASH AT END OF PERIOD                                                    $        --    $        --    $        --
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

                       Centenary International Corporation
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

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

      The Company has no products or services as of December 31, 2005. The Company's current business model is to be a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

      a. Accounting Method

      The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

      b. Basic Income (Loss) Per Share

                               For the Year Ended
                                December 31, 2005
          ---------------------------------------------------------------------
                 Income             Shares                Per Share
              (Numerator)        (Denominator)             Amount

          $          897,544           19,356,200     $            0.05
          ==================    =================     =================

                      For the Year Ended
                                December 31, 2004
          ---------------------------------------------------------------------
                 Loss               Shares                Per Share
              (Numerator)        (Denominator)             Amount

          $          (73,000)          19,356,200     $          (0.00)
          ==================    =================     ================

      The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

                       Centenary International Corporation
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

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

      Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

                                                                           2005                2004
                                                                    ------------------  ------------------

      Deferred tax assets
          NOL Carryover                                             $          634,448  $          605,978

      Valuation allowance                                                     (634,448)           (605,978)
                                                                    ------------------  ------------------

      Net deferred tax asset                                        $                -  $                -
                                                                    ==================  ==================

      The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

                                                                           2005                2004
                                                                    ------------------  ------------------

      Book loss                                                     $          (28,470) $         (28,470)
      Valuation allowance                                                       28,470              28,470
                                                                    ------------------  ------------------

                                                                    $                -  $                -
                                                                    ==================  ==================

      At December 31, 2005, the Company had net operating loss carryforwards of approximately $3,006,000 that may be offset against future taxable income through the year 2025. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

      Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

                      Centenary International Corporation.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

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

      g. Fair Value of Financial Instruments

      As at December 31, 2005, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

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

                      Centenary International Corporation.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

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

                      Centenary International Corporation.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

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

NOTE 4 - SIGNIFICANT EVENTS

      During the year ended December 31, 2005, the Company's Board of Directors determined that $470,544 in trade accounts payable and a note payable in the amount of $500,000 had expired under the statutes of limitations in the state of Nevada. Consequently, the Company recognized a gain on extinguishment of debt in the amount of $970,544 during the year ended December 31, 2005.