Form 10QSB
period 2006-06-30
CENTENARY INTERNATIONAL CORP
filed 2006-08-14
CIK 759999

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-23851

Centenary International Corporation

(Exact name of small business issuer as specified in its charter)

NEVADA	86-0874841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Reconquista 656-3 Piso, Buenos Aires, Argentina
(Address of principal executive offices)

(011-5411)4811-4040
(Issuer's telephone number)

Indicate by check mark whether the registrant: (1) has filed all Reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of June 30, 2006

Common Stock, $.001 par value	19,356,200

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

Heading		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets - June 30, 2006 (unaudited) and December 31, 2005	4

	Statements of Operations - three and six months ended June 30, 2006 and 2005 and the period from inception on January 1, 2000 to June 30, 2006 (unaudited)	5

	Statements of Cash Flows - six months ended June 30, 2006 and 2005 and the period from inception on January 1, 2000 to June 30, 2006 (unaudited)	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis or Plan of Operations	8

Item 3.	Controls and Procedures	9

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	10

	Signatures	10

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying balance sheets of Centenary International Corporation at June 30, 2006 and December 31, 2005, and related statements of operations and cash flows for the three months ended June 30, 2006 and 2005 and the period from inception of the development stage on January 1, 2000 through June 30, 2006, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

Centenary International Corporation
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$24,011	$8,189
Accounts payable - related party	2,588	-
Accrued interest	12,050	11,250
Payroll liabilities	75,000	75,000
Notes payable	20,000	20,000

Total Current Liabilities	133,649	114,439

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized,
at $0.001 par value, 19,356,200 shares
issued and outstanding	19,356	19,356
Additional paid-in capital	8,343,613	8,340,873
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,177,512)	(2,155,562)

Total Stockholders' Equity (Deficit)	(133,649)	(114,439)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended		January 1, 2000 Through
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and administrative	8,555	6,250	21,150	12,500	285,021

Total Expenses	8,555	6,250	21,150	12,500	285,021

OTHER INCOME (EXPENSES)

Other income	-	-	-	-	2,877
Interest expense	(400)	(11,750)	(800)	(23,500)	(188,800)

Total Other Income	(400)	(11,750)	(800)	(23,500)	(185,923)

LOSS FROM CONTINUING
OPERATIONS	(8,955)	(18,000)	(21,950)	(36,000)	(470,944)

LOSS FROM DISCONTINUED					-
OPERATIONS	-	-	-	-	(1,706,568)

NET LOSS	$(8,955)	$(18,000)	$(21,950)	$(36,000)	$(2,177,512)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	19,356,200	19,356,200	19,356,200	19,356,200

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	For the Six Months Ended		From Inception January 1, 2000 Through
	June 30,		June 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(21,950)	$(36,000)	$(2,177,512)

Adjustments to reconcile net loss to net cash used by operating activities:
Discountinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(970,544)
Changes in operating assets and liabilities
Increase in accrued expenses	800	36,000	240,966
Increase in accounts payable - related	2,588		2,588
Increase in accounts payable	15,822	-	224,650

Net Cash Used by Operating Activities	(2,740)	-	(2,740)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINIANCING ACTIVITIES

Capital contributed by shareholder	2,740	-	2,740

Net Cash Provided by	-
Financing Activities	2,740	-	2,740

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

The Company has no products or services as of June 30, 2006. The Company was organized primarily as a vehicle to seek merger or acquisition candidates. The Company's primary focus is to seek out and consummate a merger with or acquisition of an existing operating entity.

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

Centenary International Corporation, a Nevada corporation (the "Company" or “Centenary International Corporation”), was incorporated on June 10, 1997. From its inception through the 1999 fiscal year, the Company was considered an exporter of food stuffs and commodities from Argentina to the world. However, the Company abandoned this line of business in 1999, before any revenues were earned. The Company re-entered the development stage on January 1, 2000, and has remained an inactive development stage company since that date. The Company’s ongoing business expenses are funded primarily through shareholder loans.

The Company’s current focus is to seek out and consummate a merger with an existing operating entity. Management is continually investigating possible merger candidates and acquisition opportunities. However, management can provide no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

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

Results of Operations

Three Months Ended June 30, 2006

We had a net loss of $8,955 during the three month period ended June 30, 2006, compared to a loss of $18,000 during the comparable period in 2005. The primary reason for this decreased net loss was a decrease in interest expense during the current period.

Six Months Ended June 30, 2006

We had a net loss of $21,950 during the three month period ended June 30, 2006, compared to a loss of $36,000 during the comparable period in 2005. The primary reason for this decreased net loss was a decrease in interest expense during the current period.

Liquidity and Capital Resources

We expect to rely at least partially on a shareholder to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses. As of June 30, 2006 we had no cash or current assets and current liabilities totaled $133,649.

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

Net Operating Loss

We have accumulated approximately $ 2,964,000 of net operating loss carry forwards as of June 30, 2006. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of June 30, 2006 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

Forward-Looking and Cautionary Statements

This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

!	our ability to search for an appropriate business opportunity and to subsequently acquire or merge with such entity;
!	to meet our cash and working capital needs;
!	our ability to maintain our corporate existence as a viable entity; and
!	other risks detailed in our periodic report filings with the SEC.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 2. Unregistered Sales or Equity Securities and Use of Proceeds

During the three month period ended June 30, 2006, the Company did not issue any shares of its unregistered common stock.

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

(b) Reports on Form 8-K

No report on Form 8-K was filed during the three month period ended June 30, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centenary International Corporation

Date: August 11, 2006	By:	/s/ Hector A. Patron Costas
Hector A. Patron Costas Chief Executive Officer and Director