Form 10QSB
period 2006-09-30
CENTENARY INTERNATIONAL CORP
filed 2006-11-15
CIK 759999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of September 30, 2006

Common Stock, $.001 par value	19,356,200

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying balance sheets of Centenary International Corporation at September 30, 2006 and December 31, 2005, and related statements of operations and cash flows for the three and nine months ended September 30, 2006 and 2005 and the period from inception of the development stage on January 1, 2000 through September 30, 2006, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.

Centenary International Corporation
(A Development Stage Company)
Balance Sheets

	September	December
	30, 2006	31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$23,675	$8,189
Accounts payable - related party	2,918	-
Accrued interest	12,450	11,250
Payroll liabilities	75,000	75,000
Notes payable	20,000	20,000

Total Current Liabilities	134,043	114,439

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized,
at $0.001 par value, 19,356,200 shares
issued and outstanding	19,356	19,356
Additional paid-in capital	8,351,802	8,340,873
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,186,095)	(2,155,562)

Total Stockholders' Equity (Deficit)	(134,043)	(114,439)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Operations (Unaudited)

					From Inception
	For the Three		For the Nine		January 1,
	Months Ended		Months Ended		2000 Through
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and administrative	8,183	6,250	29,333	18,750	293,204

Total Expenses	8,183	6,250	29,333	18,750	293,204

OTHER INCOME (EXPENSES)

Other income	-	-	-	-	2,877
Interest expense	(400)	(11,750)	(1,200)	(35,250)	(189,200)

Total Other Income	(400)	(11,750)	(1,200)	(35,250)	(186,323)

LOSS FROM CONTINUING
OPERATIONS	(8,583)	(18,000)	(30,533)	(54,000)	(479,527)

LOSS FROM DISCONTINUED					-
OPERATIONS	-	-	-	-	(1,706,568)

NET LOSS	$(8,583)	$(18,000)	$(30,533)	$(54,000)	$(2,186,095)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	19,356,200	19,356,200	19,356,200	19,356,200

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			From Inception
	For the Nine		January 1,
	Months Ended		2000 Through
	September 30,		September 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(30,533)	$(54,000)	$(2,177,512)

Adjustments to reconcile net loss to
net cash used by operating activities:
Discountinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(970,544)
Changes in operating assets and liabilities
Increase in accrued expenses	1,200	54,000	240,966
Increase in accounts payable - related	2,918	-	2,588
Increase in accounts payable	15,486	-	224,650

Net Cash Used by Operating Activities	(10,929)	-	(2,740)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINIANCING ACTIVITIES

Capital contributed by shareholder	10,929	-	2,740

Net Cash Provided by	-
Financing Activities	10,929	-	2,740

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

Results of Operations

Three Months Ended September 30, 2006

We had a net loss of $8,583 during the three month period ended September 30, 2006, compared to a loss of $18,000 during the comparable period in 2005. The primary reason for this decreased net loss was a decrease in interest expense during the current period.

Nine Months Ended September 30, 2006

We had a net loss of $30,533 during the nine month period ended September 30, 2006, compared to a loss of $54,000 during the comparable period in 2005. The primary reason for this decreased net loss was a decrease in interest expense during the current period.

Liquidity and Capital Resources

We expect to rely at least partially on a shareholder to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses. As of September 30, 2006 we had no cash or current assets and current liabilities totaled $134,043.

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

Net Operating Loss

We have accumulated approximately $ 2,975,000 of net operating loss carry forwards as of September 30, 2006. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of June 30, 2006 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

Item 2.  Unregistered Sales or Equity Securities and Use of Proceeds

During the three month period ended September 30, 2006, the Company did not issue any shares of its unregistered common stock.

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

(b) Reports on Form 8-K

No report on Form 8-K was filed during the three month period ended September 30, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centenary International Corporation

Date:: November 10, 2006	By:	/s/
Hector A. Patron Costas
Chief Executive Officer and Director