Form 10KSB
period 2006-12-31
CENTENARY INTERNATIONAL CORP
filed 2007-04-12
CIK 759999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from   to

Commission file number: 0-23851

CENTENARY INTERNATIONAL CORPORATION
(Name of Small Business Issuer in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	86-0874841 (I.R.S. Employer Identification No.)

Paraguay 1233 - 3° Piso, (C1057AAS) Buenos Aires, Argentina
(Address of Principal Executive Offices) (Zip Code)

(5411)4811-4040
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class Common Stock ($0.001 Par Value)	Name of each Exchange on Which Registered None

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ X_  No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes X   No___

The registrant's net sales for the year ended December 31, 2006, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $-0- for the common stock on March 12, 2007.

At March 12, 2007, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 19,356,200. Effective March 30, 2007 at 5:00 p.m. Eastern Time, the Company’s outstanding Common Stock underwent a 1 share for 100 shares (1 for 100) reverse stock split. Immediately following the reverse stock split, the Company had approximately 193,600 shares of its Common Stock issued and outstanding. Throughout this Annual Report, reference to shares outstanding refer to pre-reverse split shares, unless specifically noted otherwise.

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

Focus on Energy Business

The control of Centenary International Corp. changed in November 2006. At that time, the Company decided to change its focus to identify and obtain projects related to the energy industry, particularly in South America. These projects can be acquired by direct investment, or by means of total or partial acquisition of an existing business or company.

The Company´s mission is now to develop an energy business, mainly focusing in oil and gas exploration and production, while achieving the increase in the projects’ market value and maximizing our stockholders’ benefits.

Likewise, we intend that our businesses will be transparent and our reserve certification policies will be strict to ensure the best information possible for those who invest in our future projects.

We believe that the exploration, evaluation and development of any reserves that the Company discovers, will be the key to success for the future and growth of the Company.

We also consider that the mature oil fields in South America provide an important challenge. Therefore we intend to consider the possibility of strategically working in partnership within certain stages, with the purpose of reducing costs and risks.

To fulfill our mission, our corporate principles consist of looking after the health and safety of our personnel while involved in operations, taking care of the environment, and development of projects within a framework of social responsibility.

We intend to publicly announce any project as we acquire an interest therein, and include an estimate of the project’s potential revenues at that time.

With the purpose of achieving our mission, we intend to focus on the following objectives:

✓	To acquire areas with attractive conditions so as to develop processes of exploration and production, maximizing the Company’s profitability.
✓	To establish a strict policy for the valuation and registration of the hydrocarbons reserves.
✓	To implement high standards in health and safety for the personnel involved in our operations.
✓	To assume a strong commitment as regards social responsibility with each sector involved (personnel, communities, etc.) wherever our Company develops its activities.
✓	To protect the environment within our areas of operation, preventing pollution, making efficient use of energy and natural resources, reducing emissions, and avoiding waste.
✓	To comply with the applicable laws and regulations in force.

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

There exists a possibility that the terms of any future acquisition or merger transaction might include the sale of a portion or all of the shares held by our principal stockholder to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow our Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by our principal stockholder, it is unlikely that similar terms and conditions would be offered to all other shareholders or that shareholders would be given the opportunity to approve such a transaction.

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

The Board of Directors believes that it is highly unlikely that we will acquire or merge with a business opportunity in which our management, has an ownership interest. However, it is possible that the Company may acquire or merge with a business opportunity in which our principal stockholder has an interest, although no such acquisition is planned at the present time.

Products and Services

We discontinued our business of exporting food stuffs and commodities from Argentina and dissolved the subsidiary that operated the export business through Chapter 7 bankruptcy in 2000.

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

Employees

The Company has no employees presently. The Company’s President, Hector A. Patron Costas is paid $5,000 per month as a director of the Company.

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

Common stock price is volatile

The price of our common stock is extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. Our stock traded on the OTC Bulletin Board until the suspension of trading in 2001 due to the Company’s failure to file its periodic reports with financial statements on a timely basis. Since the suspension, the Company’s common stock has been traded in the Pink Sheets. The Company intends to reapply to have its common stock traded on the OTC Bulletin Board in the near future, but the Company can give no assurance that the necessary approval will be obtained or that a viable market will continue. The price of our common stock in the public market is highly volatile and may fluctuate substantially because of:

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

ITEM 2. DESCRIPTION OF PROPERTY

From January 2000 through year end 2006, we have occupied an office provided at no cost by our President.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to material pending legal proceedings. To the best of the Company’s knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

During first quarter 2007, the Company’s controlling stockholder approved by written consent resolutions a proposal to effect a 1 share for 100 shares (1 for 100) reverse stock split (“Reverse Stock Split”) of our outstanding shares of common stock. The Reverse Stock Split was approved by written consent of our controlling stockholder in lieu of a meeting, and by our Board of Directors. The Reverse Stock Split was the subject of an Information Statement sent by the Company to our stockholders. The Reverse Stock Split became effective March 30, 2007 at 5:00 p.m. Eastern Time.

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

YEAR ENDED December 31, 2005:	LOW	HIGH

1st Quarter	$ 0.00	0.10
2nd Quarter	0.00	0.10
3rd Quarter	0.00	0.10
4th Quarter	0.00	0.10

YEAR ENDED December 31, 2006:	LOW	HIGH

1st Quarter	$ 0.00	0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

Stockholders

As of March 12, 2007 there were approximately 600 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

Dividends

We have not declared any cash dividends during the last two fiscal years, and do not anticipate paying such dividends in the near future. We anticipate that all earnings, if any, over the next 12 to 24 months will likely be retained for future investments in business, although the Board of Directors may decide otherwise. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common or preferred shareholders. There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on our securities, except for any applicable limitations under Nevada corporate law.

The future sale of presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of the outstanding voting securities may have an adverse effect on any market that may develop in our common shares.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

The following plan of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. The Company’s fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management’s good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “hopes,” “likely,” “will,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties, many of which are beyond the Company’s control, include (i) the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the decision to acquire an existing business opportunity or to embark on a start up venture; (iii) the ability of the Company to achieve sufficient revenues from the operation of a business opportunity; and (iv) general economic conditions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

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

We anticipate that the Company will require only nominal capital to maintain our corporate viability, and necessary funds will most likely be provided by our officers and directors, principal stockholder, or their affiliates in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

The Company has not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any additional capital.

Until such time as we acquire another business or company, we do not intend to use any employees with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will likely be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Results of Operations

During the twelve month period ended December 31, 2006, the Company remained in the development stage and has generated no significant revenue.

Net Income and Losses

During the twelve month period ended December 31, 2006, we did not realize any revenues from operations. Similarly, we did not realize any revenues from operations during the year ended December 31, 2005. We recorded other income as a result of the expiration of debt in the amount of $44,838 during the year ended December 31, 2006, and we had no similar other income during the year ended December 31, 2005. General and administrative expenses totaled $55,636 in the year ended December 31, 2006, an increase of $29,636 over the $26,000 of general and administrative expenses incurred in the year ended December 31, 2005. Interest expense incurred in the year ended December 31, 2006 was $13,475, a decrease of $33,525 from the $47,000 interest expense incurred in the year ended December 31, 2005. In the year ended December 31, 2005, the Company recorded a $970,544 gain from discontinued operations. The Company had no loss or gain from discontinued operations in the year ended December 31, 2006.

As a result of the foregoing, the Company incurred a net loss of $24,273 in the year ended December 31, 2006, compared to net income of $897,544 in the year ended December 31, 2005.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2006.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of December 31, 2006 the Company has zero assets, with total liabilities of $127,783. The liabilities consist primarily of payroll liabilities, notes payable and accounts payable.

Cash flow used in operating activities was $55,565 for the twelve month period ended December 31, 2006, which is identical to the financing cash flows from notes payable borrowed.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. We have no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our major shareholder would be the most likely source of new funding in the form of loans or equity placements no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2006, included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,179,835 as of December 31, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

In preparing financial statements for the year ended December 31, 2006, the Company adopted the following accounting pronouncements:

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2006 and 2005, have all been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included below.

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Centenary International Corporation
(A Development Stage Company)
Buenos Aires, Argentina

We have audited the accompanying balance sheet of Centenary International Corporation. (a development stage company) as of December 31, 2006 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and from inception on January 1, 2000 through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centenary International Corporation. (a development stage company) as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and from inception on January 1, 2000 through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage with no operating results to date, a deficit in working capital and a deficit in stockholders’ equity, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
March 30, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

Centenary International Corporation
(A Development Stage Company)
Balance Sheet

ASSETS
December 31,
2006
CURRENT ASSETS

Cash	$-

Total Current Assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$9,221
Accounts payable - related parties	12,398
Accrued interest payable	437
Payroll liabilities	75,000
Notes payable -related parties	30,727

Total Current Liabilities	127,783

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized,
at $0.001 par value, 19,356,200 shares
issued and outstanding	19,356
Additional paid-in capital	8,351,802
Deficit accumulated prior to the development stage	(6,319,106)
Deficit accumulated during the development stage	(2,179,835)

Total Stockholders' Equity (Deficit)	(127,783)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Operations

					From Inception
					January 1,
		For the Years Ended			2000 Through
		December 31,			December 31,
		2006		2005	2006

REVENUES	$		$		$-

EXPENSES

General and administrative		55,636		26,000	319,507

Total Expenses		55,636		26,000	319,507

OTHER INCOME (EXPENSES)

Other income		44,838		-	47,715
Interest expense		(13,475)		(47,000)	(201,475)

Total Other Income		31,363		(47,000)	(153,760)

LOSS FROM CONTINUING
OPERATIONS		(24,273)		(73,000)	(473,267)

GAIN (LOSS) FROM DISCONTINUED
OPERATIONS		-		970,544	(1,706,568)

NET INCOME (LOSS)		$(24,273)		$897,544	$(2,179,835)

BASIC INCOME (LOSS) PER SHARE		$(0.00)		$0.05

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING		19,356,200		19,356,200

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2003	19,356,200	$19,356	$8,340,873	$(2,980,106)

Net loss for the year ended
December 31, 2004	-	-	-	(73,000)

Balance, December 31, 2004	19,356,200	19,356	8,340,873	(3,053,106)

Net income for the year ended
December 31, 2005	-	-	-	897,544

Balance, December 31, 2005	19,356,200	19,356	8,340,873	(2,155,562)

Contributed capital	-	-	10,929	-

Net loss for the year ended
December 31, 2006	-	-	-	(24,273)

Balance, December 31, 2006	19,356,200	$19,356	$8,351,802	$(2,179,835)

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on January 1,
	For the Years Ended		2000 Through
	December 31,		December 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(24,273)	$897,544	$(2,179,835)

Adjustments to reconcile net loss to
net cash used by operating activities:
Discountinued operations	-	-	2,677,112
Gain on expiration of debt	(44,838)	(970,544)	(1,015,382)
Changes in operating assets and liabilities
Increase in accrued expenses	116	72,000	239,882
Increase in accounts payable	13,430	1,000	222,658

Net Cash Used by Operating Activities	(55,565)	-	(55,565)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of notes payable	55,565	-	55,565

Net Cash Used by Operating Activities	55,565	-	55,565

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed Capital	$10,929	$-	$10,929

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

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

The Company has no products or services as of December 31, 2006. The Company’s current business model is to be a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Income (Loss) Per Share

For the Year Ended
December 31, 2006
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount

$ (24,273)	19,356,200	$ (0.00)

For the Year Ended
December 31, 2005
Income	Shares	Per Share
(Numerator)	(Denominator)	Amount

$ 897,544	19,356,200	$ 0.05

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

Centenary International Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.	Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005

Deferred tax assets
NOL Carryover	$643,914	$634,448

Valuation allowance	(643,914)	(634,448)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

	2006	2005

Book loss	$(9,466)	$(28,470)
Valuation allowance	9,466	28,470

	$-	$-

At December 31, 2006, the Company had net operating loss carryforwards of approximately $3,030,000 that may be offset against future taxable income through the year 2026. No tax benefit has been reported in the December 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

g. Fair Value of Financial Instruments

As at December 31, 2006, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

Centenary International Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

Centenary International Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is seeking to merge with an existing operating company.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, shareholders of the Company contributed $10,929 of expenses paid on its behalf to the capital of the Company.

The Company owes $12,398 to it’s President Mr. Hector Patron Costas for fees and expenses paid on its behalf as of December 31, 2006.

The Company owes notes payable to Oil M&S S.A., a company under the control of the principal stockholder of Centenary International Corp of $30,727 plus accrued interest of $437 as of December 31, 2006. The notes payable accrue interest at LIBOR plus 2 percentage points per annum, are unsecured and due upon demand.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2006 Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended December 31, 2006 and 2005.

(b) Changes in internal controls over financial reporting.

During the year ended December 31, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors: as of December 31, 2006:

Name	Age	Position
Hector A. Patron Costas	54	President, Sole Director, Chief Executive Officer, Chief Financial Officer,

The directors and officers are elected and will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All officers serve at the will of the Board of Directors.

HECTOR A PATRON COSTAS has served as a Director since January 2000, and he has served as President and Treasurer from January 2000 through the present. Mr. Patron Costas is an established entrepreneur, and has more than 20 years of corporate management experience. He is an experienced exporter of food stuffs and commodities from Argentina to the world.

Significant employees

The Company has no present employees who are expected to make a significant contribution to the Company’s business. It is expected that the current member of management will be the only individual whose activities will be material to the Company’s operations. Members of management are the only persons who may be deemed to be promoters of the Company.

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

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2006, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except as described below:

On November 2, 2006, Mr. Cristobal Manuel Lopez purchased 12,891,895 shares of the common stock of Centenary International Corp. (the “Company”) from Centenary S.A. for total consideration of approximately $145,000. Mr. Cristobal Manuel Lopez has not yet filed a Form 3 report to report this acquisition, and Centenary S.A. has not yet filed a Form 4 report to report its sale of the shares. The Company also believes that Centenary Group S.A. also needs to file two Form 4 reports for transactions which occurred in 2006, and Centenary S.A. must file a Form 3 report to report its acquisition of shares prior to the sale to Mr. Cristobal Manuel Lopez.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2006 and 2005 by the Chief Executive Officer and by any other executive officers whose compensation during one of the three fiscal years totaled $100,000 or more The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term and Other
					Compensation

					Number of
					Securities
Name and	Fiscal			Other Annual	Underlying	All Other
Principal Positions	Year	Salary	Bonus	Compensation(1)	Options	Compensation

Hector Patron Costas	2006	$-0-	$-0-	$10,000	-0-	-0-
CEO, CFO & Director	2005	$-0-	$-0-	-0-	-0-	-0-

(1)Since approximately November 1, 2006, Hector Patron Costas has received a director’s fee of $5,000 per month. On an annualized basis, this equals $60,000 per year.

Bonuses and Deferred Compensation

None.

Other Director Compensation

Since approximately November 1, 2006, Hector Patron Costas has received a director’s fee of $5,000 per month. On an annualized basis, this equals $60,000 per year.

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

There are no agreements or understandings for any director or executive officer to resign at the request of another person. None of the Company’s directors or executive officers is acting on behalf of or will act at the direction of any other person.

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

Other compensation

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to the Company to be the beneficial owners of more than five percent of the Company’s common stock as of December 31, 2006. Each of these persons has sole investment and sole voting power over the shares indicated.

	Number of Shares	Percent
Name and Address	Beneficially Owned	of Class

MR. CRISTOBAL
MANUEL LOPEZ	12,891,895	66.60%
Buenos Aires, Argentina

AMERICAN CITIZENS	5,314,305	27.46%
USA

Security ownership of management

The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 2006. These persons have sole investment and sole voting power over the shares indicated.

	Number of Shares	Percent
Name and Address	Beneficially Owned	of Class

Hector Patron Costas	0	0%

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

Changes in control

There are no present arrangements or pledges of the Company’s securities, known to management, which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transaction with Management and Others

During the past two years, there have been no material transactions or series of similar transactions to which the Company or any of our subsidiaries were or are to be a party, in which the amount involved exceeds $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. None is presently proposed except for the following: In order to pay Mr. Patron Costas’ director's fee of $5,000 per month, the Company anticipates that it will continue to borrow funds from a company affiliated with the Company´s principal shareholder. This loan accrues interest at Libor + 2% per annum, is unsecured, and is due upon demand. Although no acquisition is presently proposed, it is possible that, in the future, the Company may seek to acquire an interest in a business opportunity in which our principal stockholder has an interest.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 24 of this Form 10-KSB, and are incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Moore & Associates, Chartered for professional services rendered for the fiscal years ended December 31, 2006 and 2005:

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees

Audit Fees	$2750.00	$750.00
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$2750.00	$750.00

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

Centenary International Corporation

Date: April 11, 2007	By: /s/ Hector A. Patron Costas
Hector A. Patron Costas
President, Sole Director, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hector A. Patron Costas	Director	April 11, 2007
Hector A. Patron Costas

EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION

3.1	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Commission on February 27, 1998).

3.2	*	By-laws of the Company (incorporated by reference to the Form 10-SB filed with the Commission on February 27, 1998).

3.3	31	Certificate of Amendment to Articles of Incorporation dated effective March 30, 2007 (effecting a 1 share for 100 shares reverse stock split of outstanding common stock).

31.1	32	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	33	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	34	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	35	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.