Form 10QSB
period 2007-03-31
CENTENARY INTERNATIONAL CORP
filed 2007-05-15
CIK 759999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-23851

Centenary International Corporation

(Exact name of small business issuer as specified in its charter)

NEVADA	90-0294913
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Paraguay 1233 - 3° Piso, (C1057AAS) Buenos Aires, Argentina
(Address of principal executive offices)

(011-5411)4811-4040
(Issuer's telephone number)

Indicate by check mark whether the registrant: (1) has filed all Reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 3, 2007

for Common Stock, $0.001 par value	193,600

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying balance sheets of Centenary International Corporation at March 31, 2007 and December 31, 2006, and related statements of operations and cash flows for the three months ended March 31, 2007 and 2006 and the period from inception of the development stage on January 1, 2000 through March 31, 2007, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007.

Centenary International Corporation
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2007	2006
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$-	$-
Advanced payments	5,000	-

Total Current Assets	5,000	-

TOTAL ASSETS	$5,000	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$-	$9,221
Accounts payable - related party	7,918	12,398
Accrued interest	1,166	437
Fees payable	75,000	75,000
Notes payable	70,013	30,727

Total Current Liabilities	154,097	127,783

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock; 50,000,000 shares authorized,
at $0.001 par value, 193,600 shares issued	194	19,356
Additional paid-in capital	8,370,964	8,351,802
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,201,149)	(2,179,835)

Total Stockholders' Equity (Deficit)	(149,097)	(127,783)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$5,000	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
	For the Three		January 1, 2000
	Months Ended		Through
	March 31,		March 31,
	2007	2006	2007

REVENUES	$0	$0	$0

EXPENSES
General and Administrative	20,586	12,595	340,093
Total Expenses	(20,586)	(12,595)	(340,093)

OTHER INCOME (EXPENSES)

Other Income	0	0	47,715
Interest Expense	(729)	(400)	(202,204)

Total Other Income	(729)	(400)	(154,489)

LOSS FROM CONTINUING OPERATIONS	(21,314)	(12,995)	(494,581)

LOSS FROM DISCONTINUED OPERATIONS	0	0	(1,706,568)

NET LOSS	$(21,314)	$(12,995)	$(2,201,149)

BASIC LOSS PER SHARE	$(0.11)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	193,600	19,356,200

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit

Balance, December 31, 2005	19,356,200	$19,356	$8,340,873	$(2,155,562)

Additional Paid-in Capital	-	-	10,929	-

Net loss for the year ended
December 31, 2006	-	-	-	(24,273)

Balance, December 31, 2006	19,356,200	19,356	8,351,802	(2,179,835)

Reverse Stock Split	(19,162,600)	(19,162)	19,162	-
Net loss for the period ended
March 31, 2007	-	-	-	(21,314)

Balance, March 31, 2007	193,600	$194	$8,370,964	$(2,201,149)

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
	For the Three		on January 1,
	Months Ended		2000 Through
	March 31,		March 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(21,314)	$(12,995)	$(2,201,149)

Adjustment to reconcile net loss to net
cash used by operating activities:
Discountinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Changes in operating assets and liabilities
Increase in advanced payments	(5,000)	-	(5,000)
Decrease in accounts payable	(9,221)	9,855	213,437
Decrease in accounts payable - related party	(4,480)	2,740	(4,480)
Increase in accrued expenses	729	400	240,611

Net Cash used by Operating Activities	(39,286)	-	(94,851)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings of notes payable	39,286	-	94,851

Net cash provided by Financing Activities	39,286	-	94,851

NET DECREASE IN CASH	-	-	-

CASH AT THE BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed Capital	$-	$2,740	$10,929

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company
Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND HISTORY

The financial statements presented are those of Centenary International Corporation (the Company).

The Company was incorporated under the laws of the State of Nevada on June 10, 1997. The Company ceased all operating activities during the year ended December 31, 1999, before any revenues were earned. The Company re-entered the development stage on January 1, 2000, and has remained an inactive development stage company since that date.

The Company has no products or services as of March 31, 2007. The Company was organized primarily as a vehicle to seek merger or acquisition candidates. The Company's primary focus is to seek out and consummate a merger with or acquisition of an existing operating entity.

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

It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our officer, director or principal shareholder in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

Three Months Ended March 31, 2007

We had a net loss of $21,314 during the three month period ended March 31, 2007, compared to a net loss of $12,995 during the comparable period in 2006. The primary reason for this increased net loss was an increase in professional fees and directors fees as we pursued new business ventures.

Liquidity and Capital Resources

We expect to rely at least partially on a shareholder to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses. As of March 31, 2007 we had no cash and current liabilities totaled $154,097.

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

Because we lack significant funds, it may be necessary for our officers and directors to either advance funds or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. However, if we engage outside advisors or consultants in our search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

We believe the best method available to us to raise capital is the private sale of our securities. Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. We anticipate that our principal shareholder will continue to arrange for loans to be made to the Company in the near term to support our operations. However, he is not contractually obligated to provide additional funds to us. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

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

Net Operating Loss

We have accumulated approximately $ 3,050,000 of net operating loss carry forwards as of March 31, 2007. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of March 31, 2007 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2007, the Company did not issue any shares of its unregistered common stock.

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

(b) Reports on Form 8-K

No report on Form 8-K was filed during the three month period ended March 31, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centenary International Corporation

Date: May 15, 2007	By:	/s/ Hector A. Patron Costas
Hector A. Patron Costas President, Sole Director, Chief Executive Officer Chief Financial Officer and Principal Accounting Officer