Form 10QSB
period 2007-06-30
CENTENARY INTERNATIONAL CORP
filed 2007-08-09
CIK 759999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007
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

(011-5411)4811-4040
(Issuer's telephone number)

Indicate by check mark whether the registrant: (1) has filed all Reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 6, 2007

Common Stock, $0.001 par value	193,600

Transitional Small Business Disclosure Format (Check one):     Yes ☐     No  ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying balance sheets of Centenary International Corporation at June 30, 2007 and December 31, 2006, related statements of operations for the three and six months ended June 30, 2007 and 2006 and for the period from inception of the development stage on January 1, 2000 through June 30, 2007, related statements of stockholders’ equity for the period from December 31, 2005 to June 30, 2007, and the related statements of cash flows for the six months ended June 30, 2007 and 2006 and for the period from inception of the development stage on January 1, 2000 through June 30, 2007 have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007.

Centenary International Corporation
(A Development Stage Company)
Balance Sheets

ASSETS

	June, 30 2007	December 31, 2006
CURRENT ASSETS	(unaudited)

Cash	$-	$-
Advanced payments	5,000	-

Total Current Assets	5,000	-

TOTAL ASSETS	$5,000	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$3,025	$9,221
Accounts payable - related party	10,642	12,398
Accrued interest	2,612	437
Fees payable	75,000	75,000
Notes payable	90,502	30,727

Total Current Liabilities	181,782	127,783

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock; 50,000,000 shares authorized,
at $0.001 par value, 193,600 and 193,600 shares issued
and outstanding, respectively	194	194
Additional paid-in capital	8,370,964	8,370,964
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,228,833)	(2,179,835)

Total Stockholders' Equity (Deficit)	(176,781)	(127,783)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$5,000	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception on January 1, 2000 through June 30,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and
administrative	26,237	8,555	46,823	21,150	366,330

Total Expenses	(26,237)	(8,555)	(46,823)	(21,150)	(366,330)

OTHER INCOME (EXPENSES)

Other income	-	-	-	-	47,715
Interest expense	(1,446)	(400)	(2,175)	(800)	(203,650)

Total Other Income	(1,446)	(400)	(2,175)	(800)	(155,935)

LOSS FROM CONTINUING
OPERATIONS	(27,684)	(8,955)	(48,998)	(21,950)	(522,265)

LOSS FROM DISCONTINUED
OPERATIONS	-	-	-	-	(1,706,568)

NET LOSS	$(27,684)	$(8,955)	$(48,998)	$(21,950)	$(2,228,833)

BASIC LOSS PER SHARE	$(0.14)	$(0.05)	$(0.25)	$(0.11)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	193,562	193,562	193,562	193,562

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	In Capital	Deficit

Balance, December 31, 2005	193,600	194	8,360,035	(2,155,562)

Additional Paid-in Capital	-	-	10,929	-

Net loss for the year ended
December 31, 2006	-	-	-	(24,273)

Balance, December 31, 2006	193,600	194	8,370,964	(2,179,835)

Net loss for the period ended
June 30, 2007	-	-	-	(48,998)

Balance, June 30, 2007	193,600	194	8,370,964	(2,228,833)

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		From Inception on January 1 2000 Through June 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(48,998)	$(21,950)	$(2,228,833)

Adjustment to reconcile net loss to net
cash used by operating activities:
Discountinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Changes in operating assets and liabilities
Increase in advanced payments	(5,000)	-	(5,000)
Decrease in accounts payable	(6,196)	15,822	216,461
Decrease in accounts payable - related party	(1,756)	2,588	(1,756)
Increase in accrued expenses	2,175	800	242,057

Net Cash used by Operating Activities	(59,775)	(2,740)	(115,340)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings of notes payable	59,775	-	115,340

Net cash provided by Financing Activities	59,775	-	115,340

NET DECREASE IN CASH	-	-	-

CASH AT THE BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed Capital	$-	$2,740	$10,929

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

The Company has no products or services as of June 30, 2007. The Company was organized primarily as a vehicle to seek merger or acquisition candidates. The Company's primary focus is to seek out and consummate a merger with or acquisition of an existing operating entity.

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

NOTE 3 -  SIGNIFICANT EVENTS

During the six months ended June 30, 2007, the Company elected to consummate a reverse-split of its common stock on a one share for 100 share basis. All references to common stock within these financial statements have been retroactively restated so as to incorporate the effect of this reverse-split.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Centenary International Corporation, a Nevada corporation (the "Company" or “Centenary International Corporation”), was incorporated on June 10, 1997. From its inception through the 1999 fiscal year, the Company was considered an exporter of food stuffs and commodities from Argentina to the world. However, the Company abandoned this line of business in 1999, before any revenues were earned. The Company re-entered the development stage on January 1, 2000, and has remained an inactive development stage company since that date. The Company’s ongoing business expenses are funded primarily through loans made by a company affiliated with our principal shareholder.

The Company’s current focus is to seek out and consummate a merger with an existing operating entity. Management is continually investigating possible merger candidates and acquisition opportunities. However, management can provide no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

It is anticipated that we will require only nominal capital to maintain our corporate viability until such time as we are able to consummate an acquisition or merger with an operating business. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

Three Months Ended June 30, 2007

We had a net loss of $27,684 during the three month period ended June 30, 2007, compared to a net loss of $8,955 during the comparable period in 2006. The primary reason for this increased net loss was an increase in professional fees and director fees as we pursued new business ventures.

Six Months Ended June 30, 2007

We had a net loss of $48,998 during the six month period ended June 30, 2007, compared to a net loss of $21,950 during the comparable period in 2006. The primary reason for this increased net loss was an increase in professional fees and director fees as we pursued new business ventures.

Liquidity and Capital Resources

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder or his affiliated companies will continue indefinitely to pay our expenses.  As of June 30, 2007 we had no cash and current liabilities totaled $181,782. The Company will need to raise approximately an additional $100,000 in financing or equity capital to sustain operations for the next 12 months.

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

We believe the best method available to us to raise capital is the private sale of our securities. Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. We anticipate that our principal shareholder will continue to arrange for loans to be made to the Company from companies with which he is affiliated in the near term to support our operations. However, he and his affiliated companies are not contractually obligated to provide additional funds to us. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

We do not intend to use the services of any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months. Management further believes that we will not have to make any equipment purchases in the immediate future.

Net Operating Loss

We have accumulated approximately $3,080,000 of net operating loss carry forwards as of June 30, 2007. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of June 30, 2007 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

Item 2.  Unregistered Sales or Equity Securities and Use of Proceeds

During the three month period ended June 30, 2007, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB, and the Company’s Quarterly Reports on Form 10-QSB filed since December 31, 2004.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three month period ended June 30, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENARY INTERNATIONAL CORPORATION

Date: August 8, 2007	By:	/s/ Hector A. Patron Costas
Hector A. Patron Costas President, Sole Director, Chief Financial Officer and Principal Accounting Officer