Form 10QSB
period 2007-09-30
CENTENARY INTERNATIONAL CORP
filed 2007-11-06
CIK 759999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number 0-23851

Centenary International Corporation
(Exact name of small business issuer as specified in its charter)

NEVADA	90-0294913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Paraguay 1233 – 3° Piso, (C1057AAS) Buenos Aires, Argentina
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of October 8, 2007

Common Stock, $0.001 par value	193,600

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

Heading		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets – September 30, 2007 (unaudited) and December 31, 2006	4

	Statements of Operations – three months and nine months ended September 30, 2007 and 2006 and the period from inception on January 1, 2000 to September 30, 2007 (unaudited)	5

	Statements of Stockholders’ Equity (Deficit) for the period from December 31, 2005 through September 30, 2007	6

	Statements of Cash Flows – nine months ended September 30, 2007 and 2006 and the period from inception on January 1, 2000 to September 30, 2007 (unaudited)	7

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis or Plan of Operations	9

Item 3.	Controls and Procedures	10

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11

	Signatures	12

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying balance sheets of Centenary International Corporation at September 30, 2007 and December 31, 2006, related statements of operations for the three and nine months ended September 30, 2007 and 2006 and for the period from inception of the development stage on January 1, 2000 through September 30, 2007, related statements of stockholders’ equity for the period from December 31, 2005 to September 30, 2007, and the related statements of cash flows for the nine months ended September 30, 2007 and 2006 and for the period from inception of the development stage on January 1, 2000 through September 30, 2007 have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007.

Centenary International Corporation
(A Development Stage Company)
Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS

Cash	$-	$-
Advanced payments	5,000	-

Total Current Assets	5,000	-

TOTAL ASSETS	$5,000	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$9,221
Accounts payable - related party	10,419	12,398
Accrued interest	4,231	437
Fees payable	75,000	75,000
Notes payable	116,500	30,727

Total Current Liabilities	206,150	127,783

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock; 50,000,000 shares authorized, at $0.001 par value, 193,600 and 193,600 shares issued and outstanding, respectively	194	194
Additional paid-in capital	8,370,964	8,370,964
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,253,202)	(2,179,835)

Total Stockholders' Equity (Deficit)	(201,150)	(127,783)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,000	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on January 1, 2000 through September 30,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	22,750	8,183	69,573	29,333	389,080

Total Operating Expenses	(22,750)	(8,183)	(69,573)	(29,333)	(389,080)

OTHER INCOME (EXPENSES)
Other income	-	-	-	-	47,715
Interest expense	(1,619)	(400)	(3,794)	(1,200)	(205,269)

Total Other Income	(1,619)	(400)	(3,794)	(1,200)	(157,554)

LOSS FROM CONTINUING OPERATIONS	(24,369)	(8,583)	(73,367)	(30,533)	(546,634)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(1,706,568)

NET LOSS	$(24,369)	$(8,583)	$(73,367)	$(30,533)	$(2,253,202)

BASIC LOSS PER SHARE	$(0.13)	$(0.04)	$(0.38)	$(0.16)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	193,600	193,600	193,600	193,600

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount

Balance, December 31, 2005	193,600	194	8,360,035	(2,155,562)

Additional Paid-in Capital	-	-	10,929	-

Net loss for the year ended December 31, 2006	-	-	-	(24,273)

Balance, December 31, 2006	193,600	194	8,370,964	(2,179,835)

Net loss for the nine months ended September 30, 2007 (unaudited)	-	-	-	(73,367)

Balance, September 30, 2007 (unaudited)	193,600	194	8,370,964	(2,253,202)

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
	For the Nine		on January 1,
	Months Ended		2000 Through
	September 30,		September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(73,367)	$(30,533)	$(2,253,202)

Adjustment to reconcile net loss to net cash used by operating activities:
Discountinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Changes in operating assets and liabilities
Increase in advanced payments	(5,000)	-	(5,000)
Decrease in accounts payable	(9,221)	15,486	213,436
Decrease in accounts payable - related party	(1,979)	2,918	(1,979)
Increase in accrued expenses	3,794	1,200	243,676

Net Cash used by Operating Activities	(85,773)	(10,929)	(141,339)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings of notes payable	85,773	-	141,338
Capital contributed by shareholders	-	10,929	-

Net cash provided by Financing Activities	85,773	10,929	141,338

NET DECREASE IN CASH	-	-	-

CASH AT THE BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Contributed Capital	$-	$-	$10,929

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

The Company has no products or services as of September 30, 2007. The Company was organized primarily as a vehicle to seek merger or acquisition candidates. The Company's primary focus is to seek out and consummate a merger with or acquisition of an existing operating entity.

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

NOTE 3 -  SIGNIFICANT EVENTS

During the nine months ended September 30, 2007, the Company elected to consummate a reverse-split of its common stock on a one share for 100 share basis. All references to common stock within these financial statements have been retroactively restated so as to incorporate the effect of this reverse-split.

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

Results of Operations

Three Months Ended September 30, 2007

We had no revenues in either of the three month periods ended September 30, 2007 or 2006. We had general and administrative expenses of $22,750 in the three month period ended September 30, 2007, an increase of $14,567 from the $8,183 of general and administrative expenses incurred in the three month period ended September 30, 2006. We had a net loss of $24,369 during the three month period ended September 30, 2007, compared to a net loss of $8,583 during the comparable period in 2006. The primary reason for the increase in general and administrative expenses and the increased net loss was an increase in professional fees and director fees as we pursued new business ventures.

Nine Months Ended September 30, 2007

We had no revenues in either of the nine month periods ended September 30, 2007 or 2006. We had general and administrative expenses of $69,573 in the nine month period ended September 30, 2007, an increase of $40,240 from the $29,333 of general and administrative expenses incurred in the nine month period ended September 30, 2006. We had a net loss of $73,367 during the nine month period ended June 30, 2007, compared to a net loss of $30,533 during the comparable period in 2006. The primary reason for the increase in general and administrative expenses and the increased net loss was an increase in professional fees and director fees as we pursued new business ventures.

Liquidity and Capital Resources

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated companies will continue indefinitely to pay our expenses. As of September 30, 2007 we had no cash and current liabilities totaled $206,150. The Company will need to raise approximately an additional $100,000 in financing or equity capital to sustain operations for the next 12 months.

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

Net Operating Loss

We have accumulated approximately $3,105,000 of net operating loss carry forwards as of September 30, 2007. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of September 30, 2007 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

Forward-Looking and Cautionary Statements

This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

•	our ability to search for an appropriate business opportunity and to subsequently acquire or merge with such entity;
•	to meet our cash and working capital needs;
•	our ability to maintain our corporate existence as a viable entity; and
•	other risks detailed in our periodic report filings with the SEC.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 2. Unregistered Sales or Equity Securities and Use of Proceeds

During the three month period ended September 30, 2007, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB, and the Company’s Quarterly Reports on Form 10-QSB filed since December 31, 2004.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three month period ended September 30, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENARY INTERNATIONAL CORPORATION

Date: November 5, 2007	By:	/s/ Hector Patron Costas
Hector Patron Costas
President, Sole Director,
Chief Executive Officer
Chief Financial Officer and
Principal Accounting Officer