Form 10KSB
period 2007-12-31
CENTENARY INTERNATIONAL CORP
filed 2008-03-26
CIK 759999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _________ to __________

Commission file number: 0-23851

CENTENARY INTERNATIONAL CORPORATION
(Name of Small Business Issuer in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	90-0294913 (I.R.S. Employer Identification No.)

Av. Roque Saenz Pena 971-8 Piso, (C1035AAE) Buenos Aires, Argentina
(Address of Principal Executive Offices) (Zip Code)

(5411) 4328-3996
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class Common Stock ($0.001 Par Value)	Name of each Exchange on Which Registered None

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The registrant's net sales for the year ended December 31, 2007, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $-0- for the common stock on March 20, 2008.

At March 20, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 576,601. Effective March 30, 2007 at 5:00 p.m. Eastern Time, the Company’s outstanding Common Stock underwent a 1 share for 100 shares (1 for 100) reverse stock split. Immediately following the reverse stock split, the Company had approximately 193,681 shares of its Common Stock issued and outstanding. Throughout this Annual Report, references to shares outstanding refer to pre-reverse split shares, unless specifically noted otherwise.

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

The Company’s current focus is to seek out and consummate a merger with an existing operating entity. Management investigates possible merger candidates and acquisition opportunities from time to time. However, management can provide no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

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

With the purpose of achieving our mission, we intend to focus on the following objectives:

•	To acquire areas with attractive conditions so as to develop processes of exploration and production, maximizing the Company’s profitability.

•	To establish a strict policy for the valuation and registration of the hydrocarbons reserves.

•	To implement high standards in health and safety for the personnel involved in our operations.

•	To assume a strong commitment as regards social responsibility with each sector involved (personnel, communities, etc.) wherever our Company develops its activities.

•	To protect the environment within our areas of operation, preventing pollution, making efficient use of energy and natural resources, reducing emissions, and avoiding waste.

•	To comply with the applicable laws and regulations in force.

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

The Board of Directors believes that it is possible that the Company may acquire or merge with a business opportunity in which our principal stockholder and/or our management has an interest, although no such acquisition is planned at the present time.

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

Employees

The Company has no employees presently. The Company’s President, Carlos Fabian De Sousa, presently is not paid for his services as an officer, director or employee of the Company, and it is presently anticipated that he will not be compensated for his services as an officer, director or employee during 2008.

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

ITEM 2. DESCRIPTION OF PROPERTY

From January 2000 through year end 2007, we have occupied an office provided at no cost by our President.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings. To the best of the Company’s knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against the Company.

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

No other matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

Our common stock has traded over-the-counter. It is listed in the Pink Sheets under the symbol "CTYI." The high and low bid prices for our shares are estimated below for the periods depicted. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR ENDED December 31, 2006:	LOW	HIGH

1st Quarter	$0.00	0.10
2nd Quarter	0.00	0.10
3rd Quarter	0.00	0.10
4th Quarter	0.00	0.10

YEAR ENDED December 31, 2007:	LOW	HIGH

1st Quarter	$0.00	0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

Stockholders

As of March 20, 2008 there were approximately 564 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

Plan of Operations

The Company’s current focus is to seek out and consummate a merger with an existing operating entity. We intend to actively seek out and investigate possible business opportunities for the purpose of possibly acquiring or merging with one or more business ventures. We do not intend to limit our search to any particular industry or type of business. From time to time we investigate possible merger candidates and acquisition opportunities. However, we can provide no assurance that we will have the ability to acquire or merge with an operating business, business opportunity, or property that will be of material value to us.

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

Results of Operations

During the twelve month period ended December 31, 2007, the Company remained in the development stage and has generated no revenues.

Net Income and Losses

During the twelve month period ended December 31, 2007, we did not realize any revenues from operations. Similarly, we did not realize any revenues from operations during the year ended December 31, 2006. We recorded other income in the amount of $5,117 in the year ended December 31, 2007, as compared to other income as a result of the expiration of debt in the amount of $44,838 recorded during the year ended December 31, 2006. General and administrative expenses totaled $98,459 in the year ended December 31, 2007, an increase of $42,823 over the $55,636 of general and administrative expenses incurred in the year ended December 31, 2006. Interest expense incurred in the year ended December 31, 2007 was $4,775, a decrease of $8,700 from the $13,475 interest expense incurred in the year ended December 31, 2006.

As a result of the foregoing, the Company incurred a net loss of $98,117, or ($0.44) per share, in the year ended December 31, 2007, compared to a net loss of $24,273, or ($0.13) per share, in the year ended December 31, 2006.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2007.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of December 31, 2007 the Company has only $5,000 in total assets, with total liabilities of $39,400. The liabilities consist primarily of notes payable and accounts payable.

Cash flow used in operating activities was $105,636 for the twelve month period ended December 31, 2007, which is identical to the financing cash flows from notes payable borrowed.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. We have no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our major shareholder or a company controlled by him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2007, included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,277,952 as of December 31, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

In preparing financial statements for the year ended December 31, 2007, the Company adopted the following accounting pronouncements:

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2007 and 2006, have all been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included below.

MOORE & ASSOCIATES, CHARTERED
             ACCOUNTANTS AND ADVISORS
               PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Centenary International Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Centenary International Corporation (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on January 1, 2000 through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centenary International Corporation (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on January 1, 2000 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company does not have an established source of revenues sufficient to cover its operating expenses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 19, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Centenary International Corporation
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS

Cash	$-	$-
Prepaid expenses	5,000	-

Total Current Assets	5,000	-

TOTAL ASSETS	$5,000	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$6,523	$9,221
Accounts payable - related parties	12,918	12,398
Accrued interest payable	96	437
Payroll liabilities	-	75,000
Notes payable -related parties	19,863	30,727

Total Current Liabilities	39,400	127,783

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized,
at $0.001 par value, 576,601 and 193,600 shares
issued and outstanding, respectively	577	194
Additional paid-in capital	8,562,081	8,370,964
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,277,952)	(2,179,835)

Total Stockholders' Equity (Deficit)	(34,400)	(127,783)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$5,000	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Operations

	For the Years Ended December 31,				From Inception January 1, 2000 Through December 31,
	2007		2006		2007

REVENUES	$		$		$-

EXPENSES

General and administrative		98,459		55,636	417,966

Total Expenses		98,459		55,636	417,966

OTHER INCOME (EXPENSES)

Other income		5,117		44,838	52,832
Interest expense		(4,775)		(13,475)	(206,250)

Total Other Income		342		31,363	(153,418)

LOSS FROM CONTINUING
OPERATIONS		(98,117)		(24,273)	(571,384)

LOSS FROM DISCONTINUED
OPERATIONS		-		-	(1,706,568)

NET LOSS BEFORE INCOME TAXES		(98,117)		(24,273)	(2,277,952)
PROVISION FOR INCOME TAXES		-		-	-

NET LOSS		$(98,117)		$(24,273)	$(2,277,952)
BASIC LOSS PER COMMON SHARE		$(0.44)		$(0.13)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING		225,517		193,600

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2003	193,600	$194	$8,360,035	$(9,299,212)	$(938,983)

Net loss for the year ended
December 31, 2004	-	-	-	(73,000)	(73,000)

Balance, December 31, 2004	193,600	194	8,360,035	(9,372,212)	(1,011,983)

Net income for the year ended
December 31, 2005	-	-	-	897,544	897,544

Balance, December 31, 2005	193,600	194	8,360,035	(8,474,668)	(114,439)

Contributed capital	-	-	10,929	-	10,929

Net loss for the year ended
December 31, 2006	-	-	-	(24,273)	(24,273)

Balance, December 31, 2006	193,600	194	8,370,964	(8,498,941)	(127,783)

Common stock issued for debt
at $0.50 per share	383,001	383	191,117	-	191,500

Net loss for the year ended
December 31, 2007	-	-	-	(98,117)	(98,117)

Balance, December 31, 2007	576,601	$577	$8,562,081	$(8,597,058)	$(34,400)

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended December 31,		From Inception on January 1, 2000 Through December 31,
	2007	2006	2007
OPERATING ACTIVITIES

Net income (loss)	$(98,117)	$(24,273)	$(2,277,952)

Adjustments to reconcile net loss to
net cash used by operating activities:
Discountinued operations	-	-	2,677,112
Gain on expiration of debt	-	(44,838)	(1,015,382)
Changes in operating assets and liabilities
Increase in prepaid expenses	(5,000)	-	(5,000)
Increase (decrease) in accrued expenses	(341)	116	220,480
Increase in accounts payable	(2,178)	13,430	239,541

Net Cash Used by Operating Activities	(105,636)	(55,565)	(161,201)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Borrowings of notes payable	105,636	55,565	161,201

Net Cash Provided by Operating Activities	105,636	55,565	161,201

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$10,929	$10,929
Common stock issued for debt	$191,500	$-	$191,500

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

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

The Company has no products or services as of December 31, 2007. The Company’s current business model is to be a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Income (Loss) Per Share

For the Year Ended December 31, 2007
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(98,117)	225,517	$(0.44)

For the Year Ended
December 31, 2006
Income	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(24,273)	193,600	$(0.13)

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
December 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	2007	2006

Deferred tax assets
NOL Carryover	$682,180	$643,914

Valuation allowance	(682,180)	(643,914)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

	2007	2006

Book loss	$(38,266)	$(9,466)
Valuation allowance	38,266	9,466

	$-	$-

At December 31, 2007, the Company had net operating loss carryforwards of approximately $3,128,000 that may be offset against future taxable income through the year 2027. No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

e. Fair Value of Financial Instruments

As at December 31, 2007, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

Centenary International Corporation.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

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

g. Equity-Based Compensation

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. The Company has not issued any equity based compensation as of December 31, 2007.

Centenary International Corporation.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Revenue Recognition

The Company has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

i. Cash and Cash Equivalents

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

The Company owes $12,918 to its President for fees as of December 31, 2007.

The Company owes notes payable to shareholders of $19,863 plus accrued interest of $96 as of December 31, 2007. The notes payable accrue interest at LIBOR plus 2% per annum, are unsecured and due upon demand.

During the year ended December 31, 2007, the Company issued 383,001 shares of its common stock in satisfaction $191,500 of related party debt.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal years ended December 31, 2007 and 2006.

(b) Changes in internal controls over financial reporting.

During the year ended December 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors: as of December 31, 2007:

Name	Age	Position

Carlos Fabian De Sousa	40	President, Sole Director, Chief Executive Officer, Chief Financial Officer,

The directors and officers are elected and will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All officers serve at the will of the Board of Directors.

CARLOS FABIAN DE SOUSA has served as a director of Centenary International Corp. since November 2007. He has also served as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of Centenary International Corp. since December 31, 2007. He is a Certified Public Accountant, and he has developed his professional activities since 1993 in the Oil & Gas Industry in Argentina. Initially Mr. De Sousa worked for Hispano Americana de Petroleos S.A. (HAPSA) as Administration and Financial Manager. HAPSA engaged in the business of drilling oil wells, wells completion, wells workover and intervention and hot oil services. From 1996 to 1997, Mr. De Sousa worked as an Administration and Financial Advisor for FORASOL - FORAMER in its Latam operations. From late 1998 to mid-2001, Mr. De Sousa was the General Manager of Almeria Austral S.A., a company that provided services of drilling, intervention and completion of wells to the Oil & Gas Industry in Argentina. By 2001, together with Mr. Cristobal Manual Lopez and Mrs. Muriel Lucia Sosa, Mr. De Sousa founded Oil m&s S.A., where at present he is the Vice President and a director. Mr. De Sousa also owns approximately 30% of Oil m&s S.A. This company has become a principal provider of services for the Oil and Gas Industry in Argentina. Mr. De Sousa is also the President and General Director of Alcalis de la Patagonia SAIC, a company dedicated to the production of alkali. He is also a Director of Tecnological S.A. (IT developments), Oil Minerals S.A. (real estate) and Oil Construcciones S.A. (building industry). Mr. De Sousa is not a director of any other companies that file period reports with the U.S. Securities and Exchange Commission.

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

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2007, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except as described below:

On July 1, 1999 Centenary Group S.A. sold 5,000 shares (500,000 pre-split shares) for approximately $100,000. On March 4, 2005 Centenary Group S.A. made two separate sales of 5,000 shares (500,000 pre-split shares) each, and received approximately $5,000 from each sale. Centenary Group S.A. did not file Form 4 reports describing these transactions until October 10, 2007. On November 2, 2006, Centenary Group S.A. sold 128,919 shares (12,891,895 pre-split shares) to Centenary S.A. for approximately $145,000. Centenary Group S.A. filed a Form 4 report to report this transaction on October 10, 2007. Also on November 2, 2006, Centenary S.A. sold 128,919 shares (12,891,895 pre-split shares) to Mr. Cristobal Manuel Lopez for approximately $145,000. Centenary S.A. filed a Form 3 report and a Form 4 report relating to its acquisition and disposition of these shares on October 11, 2007. Mr. Cristobal Manuel Lopez filed a Form 3 report relating to his acquisition of these shares on October 15, 2007. Mr. Carlos Fabian De Sousa became a director of the Company on November 19, 2007, but did not file his initial Form 3 report until December 5, 2007.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2007 and 2006 by the Chief Executive Officer and by any other executive officers whose compensation during one of the two fiscal years totaled $100,000 or more The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term and Other Compensation
Name and Principal Positions	Fiscal Year	Salary	Bonus	Other Annual Compensation(1)	Number of Securities Underlying Options	All Other Compensation

Carlos Fabian De Sousa	2007	$-0-	$-0-	$-0-	-0-	-0-
CEO, CFO & Director

Hector Patron Costas	2007	$-0-	$-0-	$60,000	-0-	-0-
Former CEO, CFO & Director	2006	$-0-	$-0-	$10,000	-0-	-0-

(1) From approximately November 1, 2006 through December 31, 2007, Hector Patron Costas received a director’s fee of $5,000 per month. On an annualized basis, this equals $60,000 per year.

Bonuses and Deferred Compensation

None.

Other Director Compensation

Hector Patron Costas received a director’s fee of $5,000 per month from approximately November 1, 2006 through December 31, 2007. Mr. De Sousa currently is not receiving any compensation for serving as an officer, director or employee of the Company.

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

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to the Company to be the beneficial owners of more than five percent of the Company’s common stock as of March 20, 2008, and the percentages are based on 576,601 shares issued and outstanding as of that date. Each of these persons has sole investment and sole voting power over the shares indicated, except as described otherwise below.

Name and Address	Number of Shares Beneficially Owned		Percent of Class

MR. CRISTOBAL MANUEL LOPEZ	511,920	(1)	88.77%
Av. Roque Saenz Pena
971 Floor 8
Buenos Aires, Argentina
C1035AAE

MR. CARLOS FABIAN DE SOUSA	233,001	(2)	40.40%
Av. Roque Saenz Pena
971 Floor 8
Buenos Aires, Argentina
C1035AAE

Oil m&s, S.A.	233,001		40.40%
Av. Roque Saenz Pena
971 Floor 8
Buenos Aires, Argentina
C1035AAE

(1) Mr. Lopez directly owns 278,919 shares in his name. The remaining 233,001 shares listed as being beneficially owned by him are held of record by Oil m&s S.A., a company of which Mr. Lopez owns 40% and serves as its President and as a Director.

(2) The 233,001 shares listed as beneficially owned by Mr. De Sousa are held of record by Oil m&s S.A., a company of which Mr. Sousa owns 30% and serves as its Vice President and as a Director. The investment and voting power of these shares is held by the Board of Directors of Oil m&s S.A.

Security ownership of management

The following table sets forth the share holdings of the Company's directors and executive officers as of March 20, 2008, and the percentages are based on 576,601 shares issued and outstanding as of that date. These persons have sole investment and sole voting power over the shares indicated, as described otherwise below.

Name and Address	Number of Shares Beneficially Owned	Percent of Class

MR. CARLOS FABIAN DE SOUSA	233,001 (1)	40.40%
Av. Roque Saenz Pena
971 Floor 8
Buenos Aires, Argentina
C1035AAE

(1) The 233,001 shares listed as beneficially owned by Mr. De Sousa are held of record by Oil m&s S.A., a company of which Mr. Sousa owns 30% and serves as its Vice President and as a Director. The investment and voting power of these shares is held by the Board of Directors of Oil m&s S.A.

All common shares held by the officers, directors and principal shareholders listed above are restricted or control securities and are subject to limitations on resale. The shares may be sold in compliance with the requirements of Rule 144, after a minimum one year holding period has been met, except for certain shares issued in 2007 while the Company was a shell company. Under the recent amendments to Rule 144, shares issued while a company was a shell company must be held for a minimum of one year after the company is no longer a shell company before they are eligible for sale under Rule 144.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transaction with Management and Others

During the past two fiscal years ending December 31, 2007, there have been no material transactions or series of similar transactions to which the Company or any of our subsidiaries were or are to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last three completed fiscal years, and in which any promoter, founder, director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, except for the following:

(1) during the year ended December 31, 2006, Hector Patron Costas, who then served as the Company’s Chief Executive Officer and was also a shareholder of the Company, contributed $10,929 of expenses paid on its behalf to the capital of the Company;

(2) the Company owes $12,918 to Hector Patron Costas, its former Chief Executive Officer, for fees as of December 31, 2007;

(3) during 2007, the Company continued to borrow additional funds from Oil m&S S.A. Oil m&S S.A. is a company owned and controlled by Mr. Cristobal Manual Lopez, the Company’s principal shareholder, and Carlos Fabian De Sousa, the Company’s CEO and Director. As of December 31, 2007, the Company owed notes payable to Oil m&s S.A. in the amount of $19,863 plus accrued interest of $96.00. The notes payable accrue interest at LIBOR plus 2% per annum, are unsecured and are due upon demand;

(4) during the year ended December 31, 2007, the Company issued 233,001 shares of its common stock to Oil m&s S.A. for the conversion of $116,500.50 of debt owed by the Company to Oil m&s S.A.;

(5) during the year ended December 31, 2007, Mr. Lopez received 150,000 shares of the Company’s common stock as payment for a $75,000 obligation which the Company had to Mr. Lopez for consulting services rendered during 2006 and 2007.

No other related party transactions are presently proposed except for the following: The Company anticipates that it will continue to borrow funds from Oil m&s S.A. as the Company needs funds to pay its expenses. This loan accrues interest at Libor + 2% per annum, is unsecured, and is due upon demand. Although no acquisition is presently proposed, it is possible that, in the future, the Company may seek to acquire an interest in a business opportunity in which our principal stockholder has an interest.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 32 of this Form 10-KSB, and are incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Moore & Associates, Chartered for professional services rendered for the fiscal years ended December 31, 2007 and 2006:

Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees

Audit Fees	$3,750.00	$2,750.00
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$3,750.00	$2,750.00

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

Centenary International Corporation

Date: March 25, 2008	By	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa President, Sole Director, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos Fabian De Sousa	Director	March 25, 2008
Carlos Fabian De Sousa

EXHIBITS

EXHIBIT NO.	PAGE NO.	DESCRIPTION

3.1	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Commission on February 27, 1998).

3.2	*	By-laws of the Company (incorporated by reference to the Form 10-SB filed with the Commission on February 27, 1998).

3.3	*	Certificate of Amendment to Articles of Incorporation dated effective March 30, 2007 (effecting a 1 share for 100 shares reverse stock split of outstanding common stock).

31.1	33	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	34	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	35	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	36	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed.