Form 10-Q
period 2008-03-31
CENTENARY INTERNATIONAL CORP
filed 2008-05-07
CIK 759999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to__

Commission File Number 0-23851

Centenary International Corporation

(Exact name of registrant as specified in its charter)

NEVADA	90-0294913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Av. Roque Saenz Pena 971- 8 Piso, (C1035AAE) Buenos Aires, Argentina
(Address of principal executive offices)

(011-5411) 4328-3996
(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 28, 2008
Common Stock, $.001 par value	576,682

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying balance sheets of Centenary International Corporation at March 31, 2008 and December 31, 2007, and related statements of operations and cash flows for the three months ended March 31, 2008 and 2007 and the period from inception of the development stage on January 1, 2000 through March 31, 2008, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008.

Centenary International Corporation
(A Development Stage Company)
Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS

Cash	$-	$-
Prepaid expenses	5,000	5,000

Total Current Assets	5,000	5,000

TOTAL ASSETS	$5,000	$5,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$7,568	$6,523
Accounts payable - related parties	-	12,918
Accrued interest payable	408	96
Payroll liabilities	-	-
Notes payable -related parties	40,703	19,863

Total Current Liabilities	48,679	39,400

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized,
at $0.001 par value, 576,682 and 576,601 shares
issued and outstanding, respectively	577	577
Additional paid-in capital	8,562,081	8,562,081
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,287,231)	(2,277,952)

Total Stockholders' Equity (Deficit)	(43,679)	(34,400)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$5,000	$5,000

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Operations
(unaudiited)

	For the Three Months Ended				From Inception January 1, 2000 Through
	March 31,				Mach 31,
	2008		2007		2008
REVENUES	$		$		$-

EXPENSES

General and administrative		11,886		20,586	429,852

Total Expenses		11,886		20,586	429,852

OTHER INCOME (EXPENSES)

Other income		2,919		-	55,751
Interest expense		(312)		(729)	(206,562)

Total Other Income		2,607		(729)	(150,811)

LOSS FROM CONTINUING
OPERATIONS		(9,279)		(21,315)	(580,663)

LOSS FROM DISCONTINUED
OPERATIONS		-		-	(1,706,568)

NET LOSS BEFORE INCOME TAXES		(9,279)		(21,315)	(2,287,231)
PROVISION FOR INCOME TAXES		-		-	-

NET LOSS		$(9,279)		$(21,315)	$(2,287,231)
BASIC LOSS PER COMMON SHARE		$(0.02)		$(0.11)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING		576,682		193,600

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2003	193,600	$194	$8,360,035	$(9,299,212)	$(938,983)

Net loss for the year ended
December 31, 2004	-	-	-	(73,000)	(73,000)

Balance, December 31, 2004	193,600	194	8,360,035	(9,372,212)	(1,011,983)

Net income for the year ended
December 31, 2005	-	-	-	897,544	897,544

Balance, December 31, 2005	193,600	194	8,360,035	(8,474,668)	(114,439)

Contributed capital	-	-	10,929	-	10,929

Net loss for the year ended
December 31, 2006	-	-	-	(24,273)	(24,273)

Balance, December 31, 2006	193,600	194	8,370,964	(8,498,941)	(127,783)

Common stock issued for debt
at $0.50 per share	383,001	383	191,117	-	191,500

Net loss for the year ended
December 31, 2007	-	-	-	(98,117)	(98,117)

Balance, December 31, 2007	576,601	577	8,562,081	(8,597,058)	(34,400)

Fractional shares issued	81	-	-	-	-

Net loss for the three months
ended March 31, 2008	-	-	-	(9,279)	(9,279)

Balance, March 31, 2008	576,682	$577	$8,562,081	$(8,606,337)	$(43,679)

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		From Inception on January 1, 2000 Through
	March 31,		March 31,
	2008	2007	2008
OPERATING ACTIVITIES

Net income (loss)	$(9,279)	$(21,314)	$(2,287,231)

Adjustments to reconcile net loss to
net cash used by operating activities:
Discountinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Changes in operating assets and liabilities
Increase in prepaid expenses	-	(5,000)	(5,000)
Increase (decrease) in accrued expenses	312	729	221,525
Increase in accounts payable	(11,873)	(13,701)	239,853

Net Cash Used by Operating Activities	(20,840)	(39,286)	(169,123)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Borrowings of notes payable	20,840	39,286	169,123

Net Cash Provided by Operating Activities	20,840	39,286	169,123

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the period ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Centenary International Corporation, a Nevada corporation (the "Company" or “Centenary”), was incorporated on June 10, 1997. From its inception through the 1999 fiscal year, the Company was considered an exporter of food stuffs and commodities from Argentina to the world. However, the Company abandoned this line of business in 1999, before any revenues were earned. The Company re-entered the development stage on January 1, 2000, and has remained an inactive development stage company since that date. The Company’s ongoing business expenses are funded primarily through shareholder loans.

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

Results of Operations

Three Months Ended March 31, 2007

We had no revenues in either of the three month periods ended March 31, 2008 or 2007. We recorded other income in the amount of $2,919 for the three months ended March 31, 2008. We had no other income for the three months ended March 31, 2007.

We had general and administrative expenses of $11,886 in the three month period ended March 31, 2008, a decrease of $8,700 from the $20,586 of general and administrative expenses incurred in the three month period ended March 31, 2007. The decrease in general and administrative expenses is attributable to a decrease in director fees. We incurred interest expense of $312 in the three months ended March 31, 2008, a decrease of $417 from the interest expense of $729 incurred in the three months ended March 31, 2007. The decrease in interest expense is attributable to the fact that certain notes payable - related parties were converted to shares of the Company’s common stock in the fourth quarter of 2007, resulting in the Company having a smaller amount owing on notes payable - related parties in the three months ended March 31, 2008 than existed in the three months ended March 31, 2007.

We had a net loss of $9,279, or $0.02 per share, during the three month period ended March 31, 2008, compared to a net loss of $21,315, or $0.11 per share, during the comparable period of 2007. The primary reason for the $12,036 decrease in net loss was a decrease in director fees as we pursued new business ventures.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of March 31, 2008 the Company has only $5,000 in total assets, with total liabilities of $48,679. The liabilities consist primarily of notes payable - related party and accounts payable.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. We have no current commitments or arrangements with respect to, or immediate sources of, funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our principal shareholder or a company affiliated with him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses. As of March 31, 2008 we had no cash and current liabilities totaled $48,679. The Company will need to raise approximately an additional $100,000 in financing or equity capital to sustain operations for the next twelve months.

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

The Company has not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this report. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants.

Because we lack significant funds, it may be necessary for our officers and directors to either advance funds or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. However, if we engage outside advisors or consultants in our search for business opportunities, our expenses will increase.

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

Net Operating Loss

We have accumulated approximately $3,138,000 of net operating loss carry forwards as of March 31, 2008. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of March 31, 2008 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology.

These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A “smaller reporting company” (as defined by Item 10 of Regulation S-K) is not required to provide the information required by this Item.

Item 4T. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A. Risk Factors

A “smaller reporting company” (as defined by Item 10 of Regulation S-K) is not required to provide the information required by this Item.

Item 2. Unregistered Sales or Equity Securities and Use of Proceeds

During the three month period ended March 31, 2008, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2004.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three month period ended March 31, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENARY INTERNATIONAL CORPORATION

Date: April 30, 2008	By:	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa President, Sole Director, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer