Form 10-Q
period 2008-06-30
CENTENARY INTERNATIONAL CORP
filed 2008-08-13
CIK 759999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 4, 2008

Common Stock, $0.001 par value	576,682

TABLE OF CONTENTS

Heading		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets – June 30, 2008 (unaudited) and December 31, 2007	4

	Statements of Operations – three months and six months ended June 30, 2008 and 2007 and the period from inception on January 1, 2000 to June 30, 2008 (unaudited)	5

	Statements of Stockholders’ Equity (Deficit)	6

	Statements of Cash Flows – six months ended June 30, 2008 and 2007 and the period from inception on January 1, 2000 to June 30, 2008 (unaudited)	7

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	11

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

	Signatures	13

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying balance sheets of Centenary International Corporation at June 30, 2008 and December 31, 2007, and related statements of operations for the three and six months ended June 30, 2008 and 2007 and the period from inception of the development stage on January 1, 2000 through June 30, 2008, related statements of stockholders’ equity for the period from December 31, 2003 to June 30, 2008, and the related statements of cash flows for the six months ended June 30, 2008 and 2007 have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008.

Centenary International Corporation
(A Development Stage Company)
Balance Sheets

	June, 30	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$-
Advanced payments	-	5,000

Total Current Assets	-	5,000

TOTAL ASSETS	-	5,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	11,932	6,523
Accounts payable - related party	-	12,918
Accrued interest	1,190	96
Notes payable	56,263	19,863

Total Current Liabilities	69,384	39,399

TOTAL LIABILITIES	69,384	39,399

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding,respectively	577	577
Additional paid-in capital	8,562,081	8,562,081
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,312,937)	(2,277,952)

Total Stockholders' Equity (Deficit)	(69,384)	(34,400)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$5,000

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From
	For the Three		For the Six		January 1, 2000
	Months Ended		Months Ended		Through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and Administrative	24,923	26,237	$36,809	46,823	454,775

Total Expenses	(24,923)	(26,237)	(36,809)	(46,823)	(454,775)

OTHER INCOME (EXPENSES)

Other Income	-	-	2,918	-	55,750
Interest Expense	(782)	(1,446)	(1,094)	(2,175)	(207,344)

Total Other Income	(782)	(1,446)	1,824	(2,175)	(151,594)

LOSS FROM CONTINUING OPERATIONS	(25,705)	(27,684)	(34,985)	(48,998)	(606,369)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(25,705)	(27,684)	(34,985)	(48,998)	(2,312,937)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(25,705)	$(27,684)	$(34,985)	$(48,998)	$(2,312,937)

BASIC LOSS PER SHARE	$(0.04)	$(0.14)	$(0.06)	$(0.25)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	576,682	193,600	576,682	193,600

The accompanying notes are an integral part of these financial statements

Centenary International Corporation
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

						Deficit
						accumulated
						during the
	Common Stock		Additional Paid-	Accumulated		development
	Shares	Amount	in Capital	Deficit	Total	Stage

Balance, December 31, 2003	193,600	$194	$8,360,035	$(9,299,212)	$(938,983)	$-

Net loss for the year ended December 31, 2004	-	-	-	(73,000)	(73,000)	-
Balance, December 31, 2004	193,600	194	8,360,035	(9,372,212)	(1,011,983)	-

Net income for the year ended December 31, 2005	-	-	-	897,544	897,544	-
Balance, December 31, 2005	193,600	194	8,360,035	(8,474,668)	(114,439)	-

Contributed capital	-	-	10,929	-	10,929	-

Net loss for the year ended December 31, 2006	-	-	-	(24,273)	(24,273)	(2,179,835)
Balance, December 31, 2006	193,600	194	8,370,964	(8,498,941)	(127,783)	(2,179,835)

Capitalization of Debts	383,001	383	191,117		191,500	-

Net loss for the year ended December 31, 2007	-	-	-	(98,117)	(98,117)	(98,117)
Balance, December 31, 2007	576,601	577	8,562,081	(8,597,058)	(34,400)	(2,277,952)

Fractional shares issued (unaudited)	81	-	-	-	-

Net loss for the six months ended June 30, 2008 (unaudited)	-	-	-	(34,985)	(34,985)	(34,985)
Balance, June 30, 2008 (unaudited)	576,682	577	8,562,081	(8,632,043)	(69,384)	(2,312,937)

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on January 1,
	For the Six Months Ended		2000 Through
	June 30,		June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(34,985)	$(48,998)	$(2,312,937)

Adjustment to reconcile net loss to net cash used by operating activities:
Discountinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	5,000	(5,000)	-
Increase (decrease) in accrued expenses	1,094	2,175	221,574
Increase (decrease) in accounts payable	(7,509)	(7,952)	232,032

Net Cash used by Operating Activities	(36,400)	(59,775)	(197,601)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings of notes payable	36,400	59,775	197,601

Net cash provided by Financing Activities	36,400	59,775	197,601

NET DECREASE IN CASH	-	-	-

CASH AT THE BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed Capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500

The accompanying notes are an integral part of these financial statements

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

Results of Operations

Three Months Ended June 30, 2008

We had no revenues in either of the three month periods ended June 30, 2008 or 2007. We had no other income for either of the three month periods ended June 30, 2008 or 2007.

We had general and administrative expenses of $24,923 in the three month period ended June 30, 2008, a decrease of $1,314 from the $26,237 of general and administrative expenses incurred in the three month period ended June 30, 2007. We incurred interest expense of $782 in the three months ended June 30, 2008, a decrease of $664 from the interest expense of $1,446 incurred in the three months ended June 30, 2007. The decrease in interest expense is attributable to the fact that certain notes payable - related parties were converted to shares of the Company’s common stock in the fourth quarter of 2007, resulting in the Company having a smaller amount owing on notes payable - related parties in the three months ended June 30, 2008 than existed in the three months ended June 30, 2007.

We had a net loss of $25,705, or $0.04 per share, during the three month period ended June 30, 2008, compared to a net loss of $27,684, or $0.14 per share, during the comparable period of 2007.

Six Months Ended June 30, 2008

We had no revenues in either of the six month periods ended June 30, 2008 or 2007. We recorded other income in the amount of $2,918 for the six month period ended June 30, 2008. We had no other income for the six month period ended June 30, 2007.

We had general and administrative expenses of $36,809 in the six month period ended June 30, 2008, a decrease of $10,014 from the $46,823 of general and administrative expenses incurred in the six month period ended June 30, 2007. The decrease in general and administrative expenses is attributable to a decrease in director fees. We incurred interest expense of $1,094 in the six months ended June 30, 2008, a decrease of $1,081 from the interest expense of $2,175 incurred in the six months ended June 30, 2007. The decrease in interest expense is attributable to the fact that certain notes payable - related parties were converted to shares of the Company’s common stock in the fourth quarter of 2007, resulting in the Company having a smaller amount owing on notes payable - related parties in the six months ended June 30, 2008 than existed in the six months ended June 30, 2007.

We had a net loss of $34,985, or $0.06 per share, during the six month period ended June 30, 2008, compared to a net loss of $48,998, or $0.25 per share, during the comparable period of 2007. The primary reason for the $14,013 decrease in net loss was a decrease in director fees.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of June 30, 2008 the Company had $0 in total assets, with total liabilities of $69,384. The liabilities consist primarily of notes payable - related party and accounts payable.

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

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses. As of June 30, 2008 we had no cash and current liabilities totaled $69,384. The Company will need to raise approximately an additional $100,000 in financing or equity capital to sustain operations for the next twelve months.

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

Net Operating Loss

We have accumulated approximately $3,173,000 of net operating loss carry forwards as of June 30, 2008. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of June 30, 2008 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

During the three months ended June 30, 2008, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2008, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2004.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three month period ended June 30, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENARY INTERNATIONAL CORPORATION

Date: August 6, 2008	By:	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive
Officer, Chief Financial Officer and
Principal Accounting Officer