Form 10KSB/A
period 2007-12-31
CENTENARY INTERNATIONAL CORP
filed 2008-08-27
CIK 759999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
(Amendment No. 1)

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

NOTE: The annual report is being amended for the following purposes:

1.
To correct disclosure under Item 8A Controls and Procedures concerning: (i) management’s evaluation of its disclosure controls and procedures; and (ii) management’s annual report on internal control over financial reporting; and

2.
To provide corrected certifications filed as Exhibits 31.1 and 31.2 which inadvertently omitted the portion of the language in the introduction to the fourth paragraph and in paragraph 4(b) relating to internal control over financial reporting.

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

Under the supervision and with the participation of management, Carlos Fabian De Sousa, acting as our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure, for the following reason:

- we overlooked the inclusion of our management’s annual report on internal control over financial reporting in our initial annual report filed on Form 10-KSB for the year ended December 31, 2007, and as a result we determined that we had a material weakness in our ability to determine certain changes in the laws that affect our disclosure obligations.

We are developing a plan to ensure that we are aware of changes in the laws that affect our disclosure obligations, to ensure that all information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported accurately and timely. As of the date of this amended report, we have taken the following steps to address the material weakness in our disclosure controls and procedures:

1.	Before each report is prepared, we will review the Commission’s website, www.sec.gov, in an effort to determine any recent changes in the laws affecting our disclosure obligations; and
2.
As each report is prepared, we will discuss with our independent consultants who assist us in the preparation of the reports and financial statements included within the reports whether they are aware of any recent changes in the laws affecting our disclosure obligations.

The remainder of our plan involves seeking additional training of existing personnel in the area of SEC reporting issues and/or, to the extent deemed necessary, the possible hiring of personnel or outside consultants who are familiar and conversant with SEC reporting issues.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework. Based upon this evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were effective as of December 31, 2007.

During the quarter ended December 31, 2007, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

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

Centenary International Corporation

Date: August 26, 2008	By	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa President, Sole Director, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos Fabian De Sousa	Director	August 26, 2008
Carlos Fabian De Sousa

EXHIBITS

EXHIBIT NO.	PAGE NO.	DESCRIPTION

3.1	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Commission on February 27, 1998).

3.2	*	By-laws of the Company (incorporated by reference to the Form 10-SB filed with the Commission on February 27, 1998).

3.3	*	Certificate of Amendment to Articles of Incorporation dated effective March 30, 2007 (effecting a 1 share for 100 shares reverse stock split of outstanding common stock).

31.1	33	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	34	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	35	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	36	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed.