Form 10-Q
period 2008-09-30
CENTENARY INTERNATIONAL CORP
filed 2008-11-12
CIK 759999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 0-23851

Centenary International Corporation

(Exact name of registrant as specified in its charter)

NEVADA	90-0294913
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Av. Roque Saenz Pena 971– 8 Piso, (C1035AAE) Buenos Aires, Argentina
(Address of principal executive offices)

(011-5411) 4328-3996
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ ( (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 4, 2008

Common Stock, $0.001 par value	576,682

TABLE OF CONTENTS

Heading		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets – September 30, 2008 (unaudited) and December 31, 2007	4

	Statements of Operations – three months and nine months ended September 30, 2008 and 2007 and the period from inception on January 1, 2000 to September 30, 2008 (unaudited)	5

	Statements of Stockholders’ Equity (Deficit)	6

	Statements of Cash Flows – nine months ended September 30, 2008 and 2007 and the period from inception on January 1, 2000 to September 30, 2008 (unaudited)	7

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

	Signatures	13

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying balance sheets of Centenary International Corporation at September 30, 2008 and December 31, 2007, and related statements of operations for the three and nine months ended September 30, 2008 and 2007 and the period from inception of the development stage on January 1, 2000 through September 30, 2008, related statements of stockholders’ equity for the period from December 31, 2003 to September 30, 2008, and the related statements of cash flows for the nine months ended September 30, 2008 and 2007 and the period from inception of the development stage on January 1, 2000 through September 30, 2008 have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008.

Centenary International Corporation
(A Development Stage Company)
Balance Sheets

	September, 30	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$-
Advanced payments	-	5,000

Total Current Assets	-	5,000

TOTAL ASSETS	$-	$5,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$20,565	$6,523
Accounts payable - related party	-	12,918
Accrued interest	2,311	96
Notes payable - related party	63,649	19,863

Total Current Liabilities	86,525	39,399

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,562,081	8,562,081
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,330,077)	(2,277,952)

Total Stockholders' Equity (Deficit)	(86,525)	(34,400)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$5,000

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
	For the Three		For the Nine		January 1, 2000
	Months Ended		Months Ended		Through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and Administrative	16,019	22,750	$52,827	69,573	470,793

Total Expenses	(16,019)	(22,750)	(52,827)	(69,573)	(470,793)

OTHER INCOME (EXPENSES)

Other Income	-	-	2,918	-	55,750
Interest Expense	(1,121)	(1,619)	(2,215)	(3,794)	(208,465)

Total Other Income	(1,121)	(1,619)	703	(3,794)	(152,715)

LOSS FROM CONTINUING OPERATIONS	(17,140)	(24,369)	(52,125)	(73,367)	(623,509)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(17,140)	(24,369)	(52,125)	(73,367)	(2,330,077)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(17,140)	$(24,369)	$(52,125)	$(73,367)	$(2,330,077)

BASIC LOSS PER SHARE	$(0.03)	$(0.13)	$(0.09)	$(0.38)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	576,682	193,600	576,682	193,600

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated		Deficit accumulated during the
	Shares	Amount	Capital	Deficit	Total	development stage
Balance, December 31, 2003	193,600	$194	$8,360,035	$(9,299,212)	$(938,983)	-

Net loss for the year ended December 31, 2004	-	-	-	(73,000)	(73,000)

Balance, December 31, 2004	193,600	194	8,360,035	(9,372,212)	(1,011,983)	-

Net income for the year ended December 31, 2005	-	-	-	897,544	897,544	-

Balance, December 31, 2005	193,600	194	8,360,035	(8,474,668)	(114,439)	-

Contributed capital	-	-	10,929	-	10,929

Net loss for the year ended December 31, 2006	-	-	-	(24,273)	(24,273)	(2,179,835)

Balance, December 31, 2006	193,600	194	8,370,964	(8,498,941)	(127,783)	(2,179,835)

Capitalization of Debts	383,001	383	191,117	-	191,500	-

Net loss for the year ended December 31, 2007	-	-	-	(98,117)	(98,117)	(98,117)

Balance, December 31, 2007	576,601	577	8,562,081	(8,597,058)	(34,400)	(2,277,952)

Fractional shares issued	81	-	-	-	-	-

Net loss for the nine month ended September 30, 2008 (unaudited)				(52,125)	(52,125)	(52,125)

Balance, September 30, 2008 (unaudited)	576,682	577	8,562,081	(8,649,183)	(86,524)	(2,330,077)

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on January 1,
	For the Nine Months Ended		2000 Through
	September 30,		September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(52,125)	$(73,367)	$(2,330,077)
Adjustment to reconcile net loss to net cash used by operating activities:
Discountinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	5,000	(5,000)	-
Increase (decrease) in accrued expenses	2,215	(11,200)	222,694
Increase (decrease) in accounts payable	1,124	3,794	240,665

Net Cash used by Operating Activities	(43,786)	(85,773)	(204,988)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings of notes payable	43,786	85,773	43,786

Net Cash Provided by Financing Activities	43,786	85,773	43,786

NET DECREASE IN CASH	-	-	-

CASH AT THE BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed Capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is seeking to merge with or acquire an existing operating company.

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

Results of Operations

Three Months Ended September 30, 2008

We had no revenues in either of the three month periods ended September 30, 2008 or 2007. We had no other income for either of the three month periods ended September 30, 2008 or 2007.

We had general and administrative expenses of $16,019 in the three month period ended September 30, 2008, a decrease of $6,731 from the $22,750 of general and administrative expenses incurred in the three month period ended September 30, 2007. We incurred interest expense of $1,121 in the three months ended September 30, 2008, a decrease of $498 from the interest expense of $1,619 incurred in the three months ended September 30, 2007. The decrease in interest expense is attributable to the fact that certain notes payable – related parties were converted to shares of the Company’s common stock in the fourth quarter of 2007, resulting in the Company having a smaller amount owing on notes payable – related parties in the three months ended September 30, 2008 than existed in the three months ended September 30, 2007.

We had a net loss of $17,140, or $0.03 per share, during the three month period ended September 30, 2008, compared to a net loss of $24,369, or $0.13 per share, during the comparable period of 2007. Our $7,229 decrease in net loss in the later period is largely attributable to a decrease in general and administrative expenses in the later period.

Nine Months Ended September 30, 2008

We had no revenues in either of the nine month periods ended September 30, 2008 or 2007. We recorded other income in the amount of $2,918 for the nine month period ended September 30, 2008. We had no other income for the nine month period ended September 30, 2007.

We had general and administrative expenses of $52,827 in the nine month period ended September 30, 2008, a decrease of $16,746 from the $69,573 of general and administrative expenses incurred in the nine month period ended September 30, 2007. The decrease in general and administrative expenses is attributable to a decrease in director fees. We incurred interest expense of $2,215 in the nine months ended September 30, 2008, a decrease of $1,579 from the interest expense of $3,794 incurred in the nine months ended September 30, 2007. The decrease in interest expense is attributable to the fact that certain notes payable – related parties were converted to shares of the Company’s common stock in the fourth quarter of 2007, resulting in the Company having a smaller amount owing on notes payable – related parties in the nine months ended September 30, 2008 than existed in the nine months ended September 30, 2007.

We had a net loss of $52,125, or $0.09 per share, during the nine month period ended September 30, 2008, compared to a net loss of $73,367, or $0.38 per share, during the comparable period of 2007. The primary reason for the $21,242 decrease in net loss was a decrease in director fees.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of September 30, 2008 the Company had $0 in total assets, with total liabilities of $86,525. The liabilities consist primarily of notes payable – related party and accounts payable.

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

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses. As of September 30, 2008 we had no cash and current liabilities totaled $86,525. The Company will need to raise approximately an additional $100,000 in financing or equity capital to sustain operations for the next twelve months.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation on our business and operations.

Plan of Operation

The Company’s current focus is to seek out and consummate a merger with, or an acquisition of, an existing operating entity. We intend to actively seek out and investigate possible business opportunities for the purpose of possibly acquiring or merging with one or more business ventures. We do not intend to limit our search to any particular industry or type of business. From time to time we investigate possible merger candidates and acquisition opportunities. However, we can provide no assurance that we will have the ability to acquire or merge with an operating business, business opportunity, or property that will be of material value to us.

The Company has not yet entered into any agreement, nor do we have any commitment to enter into or become engaged in any transaction, as of the date of this report. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants.

Because we lack significant funds, it may be necessary for our officers, directors and principal stockholders or their affiliates to either advance funds or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. However, if we engage outside advisors or consultants in our search for business opportunities, our expenses will increase.

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

Net Operating Loss

We have accumulated approximately $3,190,000 of net operating loss carry forwards as of September 30, 2008. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of September 30, 2008 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

During the three months ended September 30, 2008, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2008, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2004.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three month period ended September 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTENARY INTERNATIONAL CORPORATION

Date: November 6, 2008	By:	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive
Officer, Chief Financial Officer and
Principal Accounting Officer