Form 10-K
period 2008-12-31
CENTENARY INTERNATIONAL CORP
filed 2009-04-01
CIK 759999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 For the Fiscal Year Ended December 31, 2008

Commission File Number: 0-23851

CENTENARY INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	90-0294913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Av. Roque Saenz Pena 971-8 Piso, (C1035AAE) Buenos Aires, Argentina (Address of principal executive offices) (Zip code)

(5411) 4328-3996 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

None (Title of each class)	N/A (Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed fiscal year.  $0 based on the fact that there is no current market for the registrant’s common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The Registrant had 576,682 shares of common stock, $0.001 par value, outstanding as of March 6, 2009.  Effective March 30, 2007 at 5:00 p.m. Eastern Time, the Company’s outstanding Common Stock underwent a 1 share for 100 shares (1 for 100) reverse stock split.  Immediately following the reverse stock split, the Company had approximately 193,681 shares of its Common Stock issued and outstanding.  Throughout this Annual Report, references to shares outstanding refer to pre-reverse split shares, unless specifically noted otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security  holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

TABLE OF CONTENTS

PART I

Note Regarding Forward Looking Statements

This Annual Report on Form 10-K includes statements that may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 26A of the Securities Act of 1933, as amended.  The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others.  Statements that are based on management’s projections, estimates and assumptions are forward-looking statements.  The words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates, and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company’s actual results and could cause its actual results to differ materially from this expressed in any forward-looking statements made by, or on behalf, of the Company.

Note Regarding Reverse Stock Split

The Company’s common stock underwent a 1 for 100 share reverse stock split effective March 30, 2007 at 5:00 p.m. Eastern Time.  Share numbers referred to herein are expressed in post-reverse split numbers unless specifically identified otherwise.

ITEM 1.	BUSINESS

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

Since the beginning of 2000, the Company has been actively seeking one or more operating companies to merge with or acquire.

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

Products and Services

We discontinued our business of exporting food stuffs and commodities from Argentina and dissolved the subsidiary that operated the export business through Chapter 7 bankruptcy in 2000.  We have been inactive since 2000.  We presently have no products or services to sell.

Marketing and Advertising Methods

We neither market nor advertise because we have no products or services.

Dependence on Major Customers or Suppliers

We are not dependent on one or a few customers because we have no products or services

Patents, Trademarks and Licenses

We neither own nor have applied for any patents or trademarks.  We do not license any of our technology from other companies, since we have no technology.

Competition

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

Employees

The Company has no employees presently.  The Company’s President, Carlos Fabian De Sousa, presently is not paid for his services as an officer, director or employee of the Company, and it is presently anticipated that he will not be compensated for his services as an officer, director or employee during 2009

ITEM 1A.	RISK FACTORS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The following factors have affected or could affect actual results and could cause such results to differ materially from those expressed in any forward-looking statements made.  Investors should consider carefully the following risks and speculative factors inherent in and affecting the business of Centenary International Corp. and an investment in our common stock.

Going concern issue

Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependant upon our ability to attain profitable operations. We do not have an established source of funds sufficient to cover operating costs and accordingly there is substantial doubt about our ability to continue as a going concern.

We have financed our historical losses primarily from additional investments and loans by our major shareholders and private offerings of common stock.  We will be required to seek additional capital in the future for working capital purposes.  There is no assurance that new capital will be available or that it will be available on terms that will not result in substantial dilution or reduction in value of our common stock.  We cannot assure you, however, that we will be able to raise additional capital in the future to fund our operations.

We have a limited operating history

Our extremely limited operating history and the discontinuation of our initial business makes it difficult to evaluate our prospects. As a result of our short operating history, we have only limited financial data and business information with which to evaluate our business strategies, past performance and investment in our common stock.

Our success depends on our ability to retain key management personnel

Our success depends on our ability to retain key management personnel.  If we lose Mr. DeSousa, we may be unable to successfully operate our business. We depend on the continued contributions of our executive officer to work effectively, to execute our business strategy and to manage our business. The loss of Mr. DeSousa or his failure to work effectively could have a material adverse effect on our business, financial condition and results of operations.

We have experienced significant operating losses in the past and may have losses in the future.

We reported a net loss of $61,757 for the year ended December 31, 2008 and a loss of $98,117 for the year ended December 31, 2007.  Our accumulated deficit since inception in 1997 was $8,658,815 at December 31, 2008.

Our competitors have far greater financial and other resources than we have.

Many public companies seek to merge with or acquire existing businesses.  Most of our competitors have more resources than us.  We cannot provide assurance that we will be able to compete successfully.

The market for our common stock is limited, and as such our shareholders may have difficulty reselling their shares when desired or at attractive market prices.

We presently have no market for our common stock.  Historically, when a market for our stock has existed, our common stock has traded in low volumes and at low prices.  Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment.  Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.  This has the effect of limiting the pool of potential purchases of potential purchases of our common stock at present price levels.  Shareholders may find greater percentage spreads between bid and asked prices, and more difficulty in completing transactions and higher transaction costs when buying or selling our common stock than they would if our stock were listed on a major stock exchange.

Our Articles of Incorporation authorize us to issue additional shares of stock.

We are authorized to issue up to 50,000,000 shares of common stock, which may be issued by our board of directors for such consideration, as they may consider sufficient without seeking shareholder approval.  The issuance of additional shares of common stock in the future may reduce the proportionate ownership and voting power of current shareholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

From January 2000 through year end 2008, we have occupied an office provided at no cost by our President.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.  To the best of the Company’s knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded over-the-counter.  It is listed in the Pink Sheets under the symbol "CTYI."  To the best of the Company’s knowledge there has been no active trading market in the Company’s common stock during the two years ended December 31, 2008.  The high and low bid prices for our shares are estimated below for the periods depicted. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The quotations have been adjusted to reflect the Company’s 1 for 100 share reverse stock split that occurred March 30, 2007 as though the reverse stock split had occurred January 1, 2007.

YEAR ENDED December 31, 2007:	LOW	HIGH

1st Quarter	$0.00	0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

YEAR ENDED December 31, 2008:	LOW	HIGH

1st Quarter	$0.00	0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

As discussed above, at the present time, our common stock trades in the Pink Sheets.  Based on its trading price, our common stock  has been considered a “penny stock” for purposes of federal securities laws, and therefore has been subject to certain regulations, which are summarized below.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires special disclosure relating to the market for penny stocks in connection with trades in any stock defined as a “penny stock.”  Specifically, Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934 (the “Exchange Act”) impose sales practice and disclosure requirements on NASD broker-dealers who make a market in a “penny stock.”  Securities and Exchange Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share and is not listed on The NASDAQ SmallCap Stock Market or a major stock exchange. These regulations affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of purchasers of the Company’s common stock to sell their shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor,” generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny  stocks.

As long as the penny stock regulations apply to the Company’s stock, it may be difficult to trade such stock because compliance with the regulations can delay and/or preclude certain trading transactions.  Broker-dealers may be discouraged from effecting transactions in the Company’s stock because of the sales practice and disclosure requirements for penny stock. This could adversely affect the liquidity and/or price of the Company’s common stock, and impede the sale of the Company’s stock.

Stockholders

As of March 6, 2009 there were approximately 564 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

Equity Compensation Plans

The Company has not approved any compensation plans under which equity securities of the Company are authorized for issuance.

Recent Sales of Unregistered Securities

The Company issued no shares of its common stock during the year ended December 31, 2008 which were not registered under the Securities Act of 1933.

For information concerning sales of shares of the Company's common stock by the Company which were not registered under the Securities Act of 1933 during the fiscal years ended December 31, 2006 and December 31, 2007, please refer to the Company's annual reports on Form 10-KSB for the fiscal years ended December 31, 2006 and December 31, 2007, respectively, and to the Company’s quarterly reports on Form 10-QSB or 10-Q for the quarters ended March 31, 2006 and 2007, June 30, 2006 and 2007 and September 30, 2006 and 2007.

ITEM 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information specified by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

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

Results of Operations

Revenues and Other Income

During the twelve month period ended December 31, 2008, the Company remained in the development stage and we did not realize any revenues from operations.  Similarly, we did not realize any revenues from operations during the year ended December 31, 2007.  We recorded other income in the amount of $3,044 in the year ended December 31, 2008, as compared to other income of $5,117 recorded during the year ended December 31, 2007.

Expenses

General and administrative expenses totaled $62,211 in the year ended December 31, 2008, a decrease of $36,248 from the $98,459 of general and administrative expenses incurred in the year ended December 31, 2007.  Interest expense incurred in the year ended December 31, 2008 was $2,590, a decrease of $2,185 from the $4,775 interest expense incurred in the year ended December 31, 2007. Our expenses are primarily legal and accounting costs incurred in connection with our public filings.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $61,757, or ($0.11) per share, in the year ended December 31, 2008, compared to a net loss of $98,117, or ($0.44) per share, in the year ended December 31, 2007.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.  As of December 31, 2008 the Company has no total assets, and total liabilities of $96,157.  The liabilities consist of notes payable-related party of $85,793, accounts payable of $5,409, accounts payable-related party of $2,500 and accrued interest of $2,455.

Cash flow used in operating activities was $65,930 for the twelve month period ended December 31, 2008, which is identical to the financing cash flows from notes payable borrowed.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months.  The Company anticipates that it may need to raise approximately $65,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months.  We have no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding will be available to us on acceptable terms. Although, our major shareholder or a company controlled by him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

All of the Company’s liabilities are current liabilities due within the next year.

The Company has no current plans to make any changes in the number of employees.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2008 or during the year ended December 31, 2007.  The Company has no current plans for the purchase or sale of any plant or equipment.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2008, included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,339,709 as of December 31, 2008. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources.  Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans and grants from our principal shareholders and/or various financial institutions, where possible.  Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

In preparing financial statements for the year ended December 31, 2008, the Company adopted the following accounting pronouncements:

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information specified by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements as of and for the fiscal years ended December 31, 2008 and 2007, have all been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles. The aforementioned financial statements are included below.

MOORE & ASSOCIATES, CHARTERED
   ACCOUNTANTS AND ADVISORS
              PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Centenary International Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Centenary International Corporation (A Development Stage Company) as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and December 31, 2007 and since inception on January 1, 2000 through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centenary International Corporation (A Development Stage Company) as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and December 31, 2007 and since inception on January 1, 2000 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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
March 30, 2009

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Centenary International Corporation
(A Development Stage Company)
Balance Sheets

	December, 31	December 31,
	2008	2007
ASSETS

Current Assets

Cash	$-	$-
Prepaid expenses	-	5,000

Total Current Assets	-	5,000

TOTAL ASSETS	$-	$5,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$5,409	$6,523
Accounts payable - related party	2,500	12,918
Accrued interest	2,455	96
Notes payable - related party	85,793	19,863

Total Current Liabilities	96,157	39,399

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock; 50,000,000 shares authorized,
at $0.001 par value, 576,682 and 576,682 shares issued
and outstanding, respectively	577	577
Additional paid-in capital	8,562,081	8,562,081
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,339,709)	(2,277,952)

Total Stockholders' Equity (Deficit)	(96,157)	(34,400)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$5,000

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Operations

			From Inception
			of the Development
			Stage on
			January 1, 2000
	For the Years Ended		Through
	December 31,		December 31,
	2008	2007	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	62,211	98,459	480,177

Total Operating Expenses	62,211	98,459	480,177

OPERATING LOSS	(62,211)	(98,459)	(480,177)

OTHER INCOME (EXPENSES)

Other income	3,044	5,117	55,876
Interest expense	(2,590)	(4,775)	(208,840)

Total Other Income (Expenses)	454	342	(152,964)

LOSS FROM CONTINUING OPERATIONS	(61,757)	(98,117)	(633,141)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	$(61,757)	$(98,117)	$(2,339,709)

PROVISION FOR INCOME TAXES	$-	$-	$-

NET LOSS	$(61,757)	$(98,117)	$(2,339,709)

BASIC LOSS PER SHARE	$(0.11)	$(0.44)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	576,682	225,517

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Stockholder’s Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2003	193,600	$194	$8,360,035	$(2,980,106)	$5,380,123

Net loss for the year ended
December 31, 2004	-	-	-	(73,000)	(73,000)

Balance, December 31, 2004	193,600	194	8,360,035	(3,053,106)	5,307,123

Net income for the year ended
December 31, 2005	-	-	-	897,544	897,544

Balance, December 31, 2005	193,600	194	8,360,035	(2,155,562)	6,204,667

Contributed capital	-	-	10,929	-	10,929

Net loss for the year ended
December 31, 2006	-	-	-	(24,273)	(24,273)

Balance, December 31, 2006	193,600	194	8,370,964	(2,179,835)	6,191,323

Capitalization of Debts	383,001	383	191,117	-	191,500

Net loss for the year ended
December 31, 2007	-	-	-	(98,117)	(98,117)

Balance, December 31, 2007	576,601	577	8,562,081	(2,277,952)	6,284,706

Fractional shares issued	81	-	-	-	-

Net loss for the year ended
December 31, 2008	-	-	-	(61,757)	(61,757)

Balance, December 31, 2008	576,682	$577	$8,562,081	$(2,339,709)	$6,222,949

Add: Deficit accumulated prior to the development stage				(6,319,106)

Equals: Total accumulated deficit				$(8,658,815)

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			of the
			Development
			Stage on
			January 1,
	For the Years Ended		2000 Through
	December 31,		December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(61,757)	$(98,117)	$(2,339,709)
Adjustment to reconcile net loss to net
cash used by operating activities:
Discountinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	5,000	(5,000)	-
Increase (decrease) in accrued expenses	2,359	(341)	222,838
Increase (decrease) in accounts payable	(11,532)	(2,178)	228,009

Net Cash used by Operating Activities	(65,930)	(105,636)	(227,132)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings of notes payable	65,930	105,636	65,930

Net Cash Provided by Financing
Activities	65,930	105,636	65,930

NET DECREASE IN CASH	-	-	-

CASH AT THE BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed Capital	$-	$-	$10,929
Common stock issued for debt	$-	$191,500	$191,500

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

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

The Company has no products or services as of December 31, 2008. The Company’s current business model is to be a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Income (Loss) Per Share

For the Year Ended December 31, 2008
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(61,757)	576,682	$(0.11)

For the Year Ended
December 31, 2007
Income	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(98,117)	225,517	$(0.44)

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

Centenary International Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

c. Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

	2008	2007

Deferred tax assets
NOL Carryover	$706,265	$682,180

Valuation allowance	(706,265)	(682,180)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	2008	2007

Book loss	$(24,085)	$(9,466)
Valuation allowance	24,085	9,466

	$-	$-

At December 31, 2008, the Company had net operating loss carryforwards of approximately $3,128,000 that may be offset against future taxable income through the year 2028. No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

e. Fair Value of Financial Instruments

As at December 31, 2008, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

Centenary International Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

f. Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

Centenary International Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

f. Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’ This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

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

Centenary International Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company owes $2,500 to its President for fees as of December 31, 2008.

The Company owes notes payable to shareholders of $85,793 plus accrued interest of $2,455 as of December 31, 2008. The notes payable accrue interest at LIBOR plus 2% per annum, are unsecured and due upon demand.

During the year ended December 31, 2007, the Company issued 383,001 shares of its common stock in satisfaction $191,500 of related party debt.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, Carlos Fabian De Sousa, acting as our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework.  Based upon this evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were effective as of December 31, 2008.

During the quarter ended December 31, 2008, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and directors: as of December 31, 2008:

Name	Age	Position

Carlos Fabian De Sousa	41	President, Sole Director, Chief Executive Officer, Chief Financial Officer,

The directors and officers are elected and will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All officers serve at the will of the Board of Directors.

CARLOS FABIAN DE SOUSA has served as a director of Centenary International Corp. since November 2007.  He has also served as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of Centenary International Corp. since December 31, 2007.  He is a Certified Public Accountant, and he has worked in the Oil & Gas Industry in Argentina since 1993.  Initially Mr. De Sousa worked for Hispano Americana de Petroleos S.A. (HAPSA) as Administration and Financial Manager.  HAPSA engaged in the business of drilling oil wells, wells completion, wells workover and intervention and hot oil services.  From 1996 to 1997, Mr. De Sousa worked as an Administration and Financial Advisor for FORASOL – FORAMER in its Latam operations.  From late 1998 to mid-2001, Mr. De Sousa was the General Manager of Almeria Austral S.A., a company that provided services of drilling, intervention and completion of wells to the Oil & Gas Industry in Argentina.  By 2001, together with Mr. Cristobal Manual Lopez and Mrs. Muriel Lucia Sosa, Mr. De Sousa founded Oil m&s S.A., where at present he is the Vice President and a director.  Mr. De Sousa also owns approximately 30% of Oil m&s S.A.  This company has become a principal provider of services for the Oil and Gas Industry in Argentina.  Mr. De Sousa is also the President and General Director of Alcalis de la Patagonia SAIC, a company dedicated to the production of alkali.  He is also a Director of Tecnological S.A. (IT developments), Oil Minerals S.A. (real estate) and Oil Construcciones S.A. (building industry).  Mr. De Sousa is not a director of any other companies that file period reports with the U.S. Securities and Exchange Commission.

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

(2) was convicted in a criminal proceeding or is named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Commission, or an associated person of any of the foregoing, or as an investment adviser,  underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws; or

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity; or

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or funding by the Commission has not been subsequently reversed, suspended, or vacated; or

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2008, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have recently adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  A copy of the Code of Ethics is attached to this Annual Report as Exhibit 14.1.

Audit Committee and Financial Expert

At the present time, our Board of Directors serves as our audit committee.  Mr. DeSousa, our sole director, is a financial expert.  Mr. DeSousa is not independent since he is an officer of the Company.

Nominating Committee

The Company does not have a standing nominating committee or a committee performing similar functions, as the Board of Directors consists of only one member. Due to the Company's size, it is difficult to attract individuals who would be willing to accept membership on the Company's Board of Directors.  Therefore, with only one member of the Board of Directors, the full Board of Directors would participate in nominating candidates to the Board of Directors.  The Company did not have an annual meeting of shareholders in the past fiscal year.

Other Committees

We presently do not have a compensation committee, executive committee of our Board of Directors, stock plan committee or any other committees.

ITEM 11.	EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2008 and 2007 by the Chief Executive Officer and by any other executive officers whose compensation during one of the two fiscal years totaled $100,000 or more The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

SUMARY COMPENSATION TABLE

Name and Principal Positions	Fiscal Year	Salary	Bonus	Number of Securities Underlying Options	All Other Compensation(1)	Total

Carlos Fabian De Sousa	2008	$-0-	$-0-	$-0-	$-0-	$-0-
CEO, CFO & Director	2007	$-0-	$-0-	$-0-	$-0-	$-0-

Hector Patron Costas	2007	$-0-	$-0-	$-0-	$60,000	$60,000
Former CEO, CFO &
Director

(1)From approximately November 1, 2006 through December 31, 2007, Hector Patron Costas received a director’s fee of $5,000 per month.  On an annualized basis, this equals $60,000 per year.  Mr. Costas served as the CEO, CRO and a director until December 31, 2007.

Columns have been omitted from the Summary Compensation Table above for stock awards, option awards, non-equity incentive plan compensation and changes in pension value and nonqualified deferred compensation earnings since there were none.

Bonuses and Deferred Compensation

None.

Other Director Compensation

Hector Patron Costas received a director’s fee of $5,000 per month from approximately November 1, 2006 through December 31, 2007.  Mr. De Sousa currently is not receiving any compensation for serving as an officer, director or employee of the Company

Employment contracts and termination of employment and change-in-control arrangements

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

Other compensation

None.

Compensation Committee Interlocks and Insider Participation

The Company has no compensation Committee, and the function of the compensation committee is handled by the Board of Directors.  Carlos Fabian De Sousa is the only member of the Board of Directors who is also an officer of the Company.

Compensation Committee Report

The Company has no compensation Committee, and the function of the compensation committee is handled by the Board of Directors.  Carlos Fabian De Sousa is the only member of the Board of Directors.  He is also an officer of the Company.  He decided that he would not be paid any compensation from the Company during 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to the Company to be the beneficial owners of more than five percent (5.0%) of the Company’s common stock as of March 6, 2009, and the percentages are based on 576,601 shares issued and outstanding as of that date. Each of these persons has sole investment and sole voting power over the shares indicated, except as described otherwise below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

MR. CRISTOBAL MANUEL LOPEZ	511,920	(1)	88.77%
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

Security ownership of management

The following table sets forth the share holdings of the Company's directors and executive officers as of March 6, 2009, and the percentages are based on 576,601 shares issued and outstanding as of that date.  These persons have sole investment and sole voting power over the shares indicated, except as described otherwise below.

Name and Address	Number of Shares Beneficially Owned	Percent of Class
MR. CARLOS FABIAN DE SOUSA	233,001(1)	40.40%
Av. Roque Saenz Pena
971 Floor 8
Buenos Aires, Argentina C1035AAE

(1) The 233,001 shares listed as beneficially owned by Mr. De Sousa are held of record by Oil m&s S.A., a company of which Mr. Sousa owns 30% and serves as its Vice President and as a Director.  The investment and voting power of these shares is held by the Board of Directors of Oil m&s S.A.

All common shares held by the officers, directors and principal shareholders listed above are restricted or control securities and are subject to limitations on resale. The shares may be sold in compliance with the requirements of Rule 144, after a minimum six months holding period has been met, except for certain shares issued in 2007 while the Company was a shell company.  Under the February 2008 amendments to Rule 144, shares issued while a company was a shell company must be held for a minimum of one year after the company is no longer a shell company and has filed certain Form 10 Information with the U.S. Securities and Exchange Commission, before they are eligible for sale under Rule 144.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company has no equity compensation plans that have been approved by the Company’s security holders or the Board of Directors.  There presently are no securities authorized for issuance under any equity compensation plans.  There are no outstanding options, warrants or rights to acquire securities of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transaction with Management and Others

During the past two fiscal years of the Company, and since then, there have been no material transactions or series of similar transactions to which the Company or any of our subsidiaries were or are to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, in which any related person (as defined in Item 404 of Regulation S-K) had a director or indirect material interest, except for the following:

(1) the Company owes $2,500 to Hector Patron Costas, its former Chief Executive Officer, for fees as of December 31, 2008;

(2) during 2007 and 2008, the Company continued to borrow additional funds from Oil m&S S.A.  Oil m&S S.A. is a company owned and controlled by Mr. Cristobal Manual Lopez, the Company’s principal shareholder, and Carlos Fabian De Sousa, the Company’s CEO and Director.  As of December 31, 2008, the Company owed notes payable to Oil m&s S.A. in the amount of $85,793  plus accrued interest of $2,428.  The notes payable accrue interest at LIBOR plus 2% per annum, are unsecured and are due upon demand.  No interest or principal payments were paid on this loan during 2007, or 2008 except for through the issuance of 233,001 shares of the Company’s common stock in 2007 as described below;

(3) during the year ended December 31, 2007, the Company issued 233,001 shares of its common stock to Oil m&s S.A. for the conversion of $116,500.50 of debt owed by the Company to Oil m&s S.A. on loans that Oil m&s S.A. had made to the Company;

(4) during the year ended December 31, 2007, Mr. Lopez received 150,000 shares of the Company’s common stock as payment for a $75,000 obligation which the Company had to Mr. Lopez for consulting services rendered during 2006 and 2007;

(5) the Company presently uses an office that is provided free of charge by the Company’s President.

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

Shell Company Information

The Company is a shell company, as defined in Rule 405.  As described in Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Mr. Cristobal Manuel Lopez directly owns 278,919 shares of the Company’s common stock, and Oil m&s S.A., an Argentine company, directly owns 233, 001 shares of the Company’s common stock.  During the year ended December 31, 2007, Oil m&s S.A. acquired its 233,001 shares of the Company’s common stock for the conversion of $116,500.50 of debt owed by the Company to Oil m&s S.A. in connection with loans made by Oil m&s S.A. to the Company.  Also during the year ended December 31, 2007, the Company issued 150,000 shares of its common stock to Mr. Cristobal Manuel Lopez as payment for a $75,000 obligation the Company had to Mr. Lopez for consulting services provided by Mr. Lopez during 2006 and 2007.  The Company’s directors made the decision concerning the valuation of the shares issued in both transactions, using a price which they believed to be fair.

With the exception of interest to be paid to Oil m&s S.A. on its loans to the Company, and the possible conversion of part or all of these loans to additional shares of Common Stock of the Company in the future (at such terms as may be agreed to by the Company’s director and Oil m&s S.A. in a related party transaction), the Company is unaware of anything of value to be received by Mr. Lopez or Oil m&s S.A. from the Company.

Conflicts of Interest

Our public stockholders should be aware of the following potential conflicts of interest.  Our officers and directors are not required to commit their full time to our affairs and, accordingly, they have conflicts of interest in allocating management time among various business activities.  Furthermore, Carlos Fabian DeSousa, our sole officer and director, is an officer, director and shareholder of Oil m&s S.A. which is one of our principal stockholders.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

Our board of directors reviews, and must approve any related person transactions before such transactions are engaged in by the Company.  A related person means any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is know to be the beneficial owner of more than 5% of any class of our voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owners; and any firm, corporation, or other equity in which any of the foregoing persons is employed or is a general partner or principal or is a similar position or in which such person has a 5% or greater beneficial ownership interest.  Our board of directors reviews these related person transactions and considers all of the relevant facts and circumstances available to the board of directors, including (if applicable) but not limited to; the benefits to us; the availability of other sources of comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally.  The board of directors may approve only those related person transactions that are in, or are not inconsistent with the best interests of us and of our stockholders, as the board of directors determines in good faith.  At the beginning of each fiscal year, the board of directors will review any previously approved or ratified related person transactions that remain ongoing and have a remaining term of more than six months.  The board of directors will consider all of the relevant facts and circumstances and will determine if it is in the best interests of us and our stockholders to continue, modify or terminate these related person transactions.

Independence of Directors

The Company currently does not have, and is not required to have, a majority of independent directors.  Should the company decide to list on a securities exchange, we will be required to adhere to the independence requirements of that exchange.  Our present director is not independent because he currently serves as our only officer.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Moore & Associates, Chartered for professional services rendered for the fiscal years ended December 31, 2008 and 2007:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees

Audit Fees	$4,000	$3,750.00
Audit Related Fees --	--
Tax Fees --	--
All Other Fees --	--
Total Fees	$4,000	$3,750.00

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our sole director serves as our audit committee.  The audit committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

2.	Financial Statement Schedule(s):

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.	Exhibits:

The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Commission on February 27, 1998).*

3.2	By-laws of the Company (incorporated by reference to the Form 10-SB filed with the Commission on February 27, 1998).*

3.3	Certificate of Amendment to Articles of Incorporation dated effective March 30, 2007 (effecting a 1 share for 100 shares reverse stock split of outstanding common stock).*

14.1	Code of Ethics

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centenary International Corporation

Date: March 30, 2009	By	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa President, Sole Director, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos Fabian De Sousa	Director	March 30, 2009
Carlos Fabian De Sousa

EXHIBITS

EXHIBIT NO.	PAGE NO.	PAGE DESCRIPTION

3.1	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Commission on February 27, 1998).

3.2	*	By-laws of the Company (incorporated by reference to the Form 10-SB filed with the Commission on February 27, 1998).

3.3	*	Certificate of Amendment to Articles of Incorporation dated effective March 30, 2007 (effecting a 1 share for 100 shares reverse stock split of outstanding common stock).

14.1	40	Code of Ethics

31.1	41	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	42	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	43	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	44	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed