Form 10-Q
period 2009-03-31
CENTENARY INTERNATIONAL CORP
filed 2009-05-08
CIK 759999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to _______

Commission File Number 0-23851

Centenary International Corporation

(Exact name of registrant as specified in its charter)

NEVADA	90-0294913
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Av. Roque Saenz Pena 971– 8 Piso, (C1035AAE) Buenos Aires, Argentina
(Address of principal executive offices) (Zip Code)

(011-5411) 4328-3996
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2009
Common Stock, $.001 par value	576,682

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying balance sheets of Centenary International Corporation at March 31, 2009 and December 31, 2008, and related statements of operations and cash flows for the three months ended March 31, 2009 and 2008 and the period from inception of the development stage on January 1, 2000 through March 31, 2009, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended March 31, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009.

Centenary International Corporation
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$-
Prepaid expenses	-	-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$9,106	$7,909
Accrued interest payable	3,282	2,455
Notes payable -related parties	92,507	85,793

Total Current Liabilities	104,895	96,157

TOTAL LIABILITIES	104,895	96,157

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 shares issued and outstanding	577	577
Additional paid-in capital	8,562,081	8,562,081
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,348,447)	(2,339,709)

Total Stockholders' Equity (Deficit)	(104,895)	(96,157)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Operations
(unaudiited)

			From Inception
			January 1,
	For the Three Months Ended		2000 Through
	March 31,		Mach 31,
	2009	2008	2009

REVENUES	$-	$-	$-

EXPENSES

General and administrative	7,626	11,886	487,803

Total Expenses	7,626	11,886	487,803

OTHER INCOME (EXPENSES)

Other income	-	2,919	55,876
Other expenses	(250)	-	(250)
Interest expense	(862)	(312)	(209,702)

Total Other Income (Expenses)	(1,112)	2,607	(154,076)

LOSS FROM CONTINUING
OPERATIONS	(8,738)	(9,279)	(641,879)

LOSS FROM DISCONTINUED
OPERATIONS	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(8,738)	(9,279)	(2,348,447)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(8,738)	$(9,279)	$(2,348,447)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2003	193,600	$194	$8,360,035	$(9,299,212)	$(938,983)

Net loss for the year ended
December 31, 2004	-	-	-	(73,000)	(73,000)

Balance, December 31, 2004	193,600	194	8,360,035	(9,372,212)	(1,011,983)

Net income for the year ended
December 31, 2005	-	-	-	897,544	897,544

Balance, December 31, 2005	193,600	194	8,360,035	(8,474,668)	(114,439)

Contributed capital	-	-	10,929	-	10,929

Net loss for the year ended
December 31, 2006	-	-	-	(24,273)	(24,273)

Balance, December 31, 2006	193,600	194	8,370,964	(8,498,941)	(127,783)

Common stock issued for debt
at $0.50 per share	383,001	383	191,117	-	191,500

Net loss for the year ended
December 31, 2007	-	-	-	(98,117)	(98,117)

Balance, December 31, 2007	576,601	577	8,562,081	(8,597,058)	(34,400)

Fractional shares issued	81	-	-	-	-

Net loss for the year ended	-	-	-	(61,757)	(61,757)
December 31, 2008

Balance, December 31, 2008	576,682	577	8,562,081	(8,658,815)	(96,157)

Net loss for the three months
ended March 31, 2009
(unaudited)	-	-	-	(8,738)	(8,738)

Balance, March 31, 2008
(unaudited)	576,682	$577	$8,562,081	$(8,667,553)	$(104,895)

Deficit accumulated prior to the development stage				(6,319,106)

Deficit accumulated during the development stage				(2,348,447)

Total Accumulated Deficit				$(8,667,553)

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on January 1,
	For the Three Months Ended		2000 Through
	March 31,		March 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net income (loss)	$(8,738)	$(9,279)	$(2,348,447)

Adjustments to reconcile net loss to net cash used by operating activities:
Discountinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	827	312	223,665
Increase in accounts payable	1,197	(11,873)	229,206

Net Cash Used in Operating Activities	(6,714)	(20,840)	(233,846)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowings of notes payable	6,714	20,840	233,846

Net Cash Provided by Operating Activities	6,714	20,840	233,846

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.  The Company’s fiscal year end is December 31.

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

Centenary has not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.  As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants.

Until such time as we acquire another business or company, we do not intend to use any employees with the possible exception of part-time clerical assistance on an as-needed basis.  Outside advisors or consultants will likely be used only if they can be obtained for minimal cost or on a deferred payment basis.  Management is confident that it will be able to operate in this matter and to continue its search for business opportunities during the next twelve months.

Results of Operations - Three Months Ended March 31, 2009

Revenues and Other Income

We had no revenues in either of the three month periods ended March 31, 2009 or 2008.  We recorded other income in the amount of $2,919 for the three months ended March 31, 2008, but we did not record other income for the three months ended March 31, 2009.

Expenses

We had general and administrative expenses of $7,626 in the three month period ended March 31, 2009, a decrease of $4,260 from the $11,886 of general and administrative expenses incurred in the three month period ended March 31, 2008.  The decrease in general and administrative expenses is attributable primarily to a decrease in director and professional fees.  We incurred interest expense of $862 in the three months ended March 31, 2009, an increase of $550 from the interest expense of $312 incurred in the three months ended March 31, 2008.  The increase in interest expense in the later period is attributable to the fact that the balance of notes payable – related parties was higher in the later period.  We had other expenses of $250 in the three months ended March 31, 2009, and no other expenses in the three month period ended March 31, 2008.

Net Losses

We had a net loss of $8,738, or $0.02 per share, during the three month period ended March 31, 2009, compared to a net loss of $9,279, or $0.02 per share, during the comparable period of 2008.  The primary reason for the $541 decrease in net loss was a decrease in general and administrative expenses in the later period.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.  As of March 31, 2009 the Company has $0 in total assets, with total liabilities of $104,895.  The liabilities consist primarily of notes payable – related party and accounts payable.

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

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company.  There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses.As of March 31, 2009 we had no cash and current liabilities totaled $104,895.  The Company will need to raise approximately an additional $65,000 in financing or equity capital to sustain operations for the next twelve (12) months.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation on our business and operations.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2008 or during the year ended December 31, 2007.  The Company has no current plans for the purchase or sale of any plant or equipment in the current fiscal year.

Critical Accounting Policies

In the notes to the Company’s consolidated financial statements for the year ended December 31, 2008, including in the Company’s annual report filed on Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern as a result or recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,348,447 as of March 31, 2009.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources.  Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes:  (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans and grants from our principal shareholders and/or various financial institutions, where possible.  Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Net Operating Loss

We have accumulated approximately $3,198,738 of net operating loss carry forwards as of March 31, 2009.  This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2029.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used.  No tax benefit has been reported in the financial statements as of March 31, 2009 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A “smaller reporting company” (as defined by Item 10 of Regulation S-K) is not required to provide the information required by this Item.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, our chief executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosures.  There have been no changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During the three month period ended March 31, 2009, the Company did not issue any shares of its unregistered common stock.  For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2005.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTENARY INTERNATIONAL CORPORATION

Date: May 8, 2009	By:	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa President, Sole Director, Chief Executive
Officer, Chief Financial Officer and
Principal Accounting Officer