Form 10-Q
period 2009-06-30
CENTENARY INTERNATIONAL CORP
filed 2009-08-13
CIK 759999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to ______

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 3, 2009

Common Stock, $0.001 par value	576,682

TABLE OF CONTENTS

Heading		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets – June 30, 2009 (unaudited) and December 31, 2008	4

	Statements of Operations – three months and six months ended June 30, 2009 and 2008 and the period from inception on January 1, 2000 to June 30, 2009 (unaudited)	5

	Statements of Stockholders’ Equity (Deficit)	6

	Statements of Cash Flows – six months ended June 30, 2009 and 2008 and the period from inception on January 1, 2000 to June 30, 2009 (unaudited)	7

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

	Signatures	15

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

The accompanying balance sheets of Centenary International Corporation at June 30, 2009 and December 31, 2008, and related statements of operations for the three and six months ended June 30, 2009 and 2008 and the period from inception of the development stage on January 1, 2000 through June 30, 2009, related statements of stockholders’ equity for the period from December 31, 2003 to June 30, 2009, and the related statements of cash flows for the six months ended June 30, 2009 and 2008 and from inception of the development stage on January 1, 2000 through June 30, 2009 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended June 30, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009.

Centenary International Corporation
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$-
Prepaid expenses	-	-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$7,224	$7,909
Accrued interest payable	3,907	2,455
Notes payable -related parties	111,947	85,793

Total Current Liabilities	123,078	96,157

TOTAL LIABILITIES	123,078	96,157

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 shares issued and outstanding	577	577
Additional paid-in capital	8,562,081	8,562,081
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,366,630)	(2,339,709)

Total Stockholders' Equity (Deficit)	(123,078)	(96,157)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Operations
(unaudiited)

					From Inception
					January 1,
	For the Three Months Ended		For the Six Months Ended		2000 Through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and administrative	17,023	24,923	24,649	36,809	504,826

Total Expenses	17,023	24,923	24,649	36,809	504,826

OTHER INCOME (EXPENSES)

Other income	-	-	-	2,918	55,876
Other expenses	(535)	-	(785)	-	(785)
Interest expense	(625)	(782)	(1,487)	(1,094)	(210,327)

Total Other Income (Expenses)	(1,160)	(782)	(2,272)	1,824	(155,236)

LOSS FROM CONTINUING OPERATIONS	(18,183)	(25,705)	(26,921)	(34,985)	(660,062)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(18,183)	(25,705)	(26,921)	(34,985)	(2,366,630)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(18,183)	$(25,705)	$(26,921)	$(34,985)	$(2,366,630)

BASIC LOSS PER COMMON SHARE	$(0.03)	$(0.04)	$(0.05)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	576,682	576,682	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2003	193,600	$194	$8,360,035	$(9,299,212)	$(938,983)

Net loss for the year ended December 31, 2004	-	-	-	(73,000)	(73,000)

Balance, December 31, 2004	193,600	194	8,360,035	(9,372,212)	(1,011,983)

Net income for the year ended December 31, 2005	-	-	-	897,544	897,544

Balance, December 31, 2005	193,600	194	8,360,035	(8,474,668)	(114,439)

Contributed capital	-	-	10,929	-	10,929

Net loss for the year ended December 31, 2006	-	-	-	(24,273)	(24,273)

Balance, December 31, 2006	193,600	194	8,370,964	(8,498,941)	(127,783)

Common stock issued for debt at $0.50 per share	383,001	383	191,117	-	191,500

Net loss for the year ended December 31, 2007	-	-	-	(98,117)	(98,117)

Balance, December 31, 2007	576,601	577	8,562,081	(8,597,058)	(34,400)

Fractional shares issued	81	-	-	-	-

Net loss for the year ended December 31, 2008	-	-	-	(61,757)	(61,757)

Balance, December 31, 2008	576,682	577	8,562,081	(8,658,815)	(96,157)

Net loss for the six months ended June 30, 2009 (unaudited)				(26,921)	(26,921)

Balance, June 30, 2009 (unaudited)	576,682	$577	$8,562,081	$(8,685,736)	$(123,078)

	Deficit accumulated prior to the development stage			(6,319,106)

	Deficit accumulated during the development stage			(2,366,630)

	Total Accumulated Deficit			$(8,685,736)

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on January 1,
	For the Six Months Ended		2000 Through
	June 30,		June 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net income (loss)	$(26,921)	$(34,985)	$(2,366,630)

Adjustments to reconcile net loss to net cash used by operating activities:
Discountinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Changes in operating assets and liabilities
Decrease in prepaid expenses	-	5,000	-
Increase (decrease) in accrued expenses	1,452	1,094	224,290
Increase in accounts payable	(685)	(7,509)	227,324

Net Cash Used in Operating Activities	(26,154)	(36,400)	(253,286)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowings of notes payable	26,154	36,400	253,286

Net Cash Provided by Operating Activities	26,154	36,400	253,286

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements
In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements
In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ” FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

Results of Operations

Three Months Ended June 30, 2009

Revenues and Other Income

We had no revenues in either of the three month periods ended June 30, 2009 or 2008.  We had no other income for either of the three month periods ended June 30, 2009 or 2008.

Expenses

We had general and administrative expenses of $ 17,023 in the three month period ended June 30, 2009, a decrease of $7,900 from the $24,923 of general and administrative expenses incurred in the three month period ended June 30, 2008.  The decrease in general and administrative expense is primarily attributable to a decrease in professional fees in the later period.  We incurred interest expense of $625 in the three months ended June 30, 2009, a decrease of $157 from the interest expense of $782 incurred in the three months ended June 30, 2008.  The decrease in interest expense is attributable to the fact that the balance of the notes payable – related parties was less in the later period.  We had other expenses of $535 in the three months ended June 30, 2009, and no other expenses in the three month period ended June 30, 2008.

Net Losses

We had a net loss of $(18,183), or $0.03 per share, during the three month period ended June 30, 2009, compared to a net loss of $(25,705), or $0.04 per share, during the comparable period of 2008.

Six Months Ended June 30, 2009

Revenues and Other Income

We had no revenues in either of the six month periods ended June 30, 2009 or 2008.  We recorded no other income in the six month period ended June 30, 2009, as compared to other income in the amount of $(2,918) recorded for the six month period ended June 30, 2008.

Expenses

We had general and administrative expenses of $24,649 in the six month period ended June 30, 2009, a decrease of $12,160 from the $36,809  of general and administrative expenses incurred in the six month period ended June 30, 2008.  The decrease in general and administrative expenses is primarily attributable to a decrease in professional fees during the later period.  We incurred interest expense of $1,487 in the six months ended June 30, 2009, an increase of $393 from the interest expense of $1,094 incurred in the six months ended June 30, 2007.  The increase in interest expense is attributable to the fact that the balance of the notes payable – related parties was larger in the later period.  We had other expenses of $785 in the six months ended June 30, 2009, and no other expenses in the six month period ended June 30, 2008.

Net Losses

We had a net loss of $(26,921), or $0.05 per share, during the six month period ended June 30, 2009, compared to a net loss of $(34,985), or $0.06 per share, during the comparable period of 2008.  The primary reason for the $8,064 decrease in net loss was a decrease in professional fees.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.  As of June 30, 2009 the Company had $0 in total assets, with total liabilities of $123,078.  The liabilities consist primarily of notes payable – related party and accounts payable.

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

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company.  There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses. As of June 30, 2009 we had no cash and current liabilities totaled $123,078.  The Company will need to raise approximately an additional $100,000 in financing or equity capital to sustain operations for the next twelve months.

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

Going Concern

The Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern as a result or recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,366,630 as of June 30, 2009.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources.  Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes:  (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans and grants from our principal shareholders and/or various financial institutions, where possible.  Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Net Operating Loss

We have accumulated approximately $3,216,921 of net operating loss carry forwards as of June 30, 2009.  This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2029.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used.  No tax benefit has been reported in the financial statements as of June 30, 2009 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, our chief executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s applicable rules and forms, and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosures.  There have been no changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

During the three months ended June 30, 2009, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2009, the Company did not issue any shares of its unregistered common stock.  For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2005.

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

CENTENARY INTERNATIONAL CORPORATION

Date: August 12, 2009	By:	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive
Officer, Chief Financial Officer and
Principal Accounting Officer