Form 10-Q
period 2009-09-30
CENTENARY INTERNATIONAL CORP
filed 2009-11-13
CIK 759999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 4, 2009

Common Stock, $0.001 par value	576,682

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying balance sheets of Centenary International Corporation at September 30, 2009 and December 31, 2008, and related statements of operations for the three and nine months ended September 30, 2009 and 2008 and the period from re-entry of the development stage on January 1, 2000 through September 30, 2009, and the related statements of cash flows for the nine months ended September 30, 2009 and 2008 and the period from re-entry of the development stage on January 1, 2000 through September 30, 2009 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended September 30, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009.

Centenary International Corporation
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS

Cash	$-	$-
Prepaid expenses	-	-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$3,580	$7,909
Accrued interest payable - related party	4,357	2,455
Notes payable -related parties	121,756	85,793

Total Current Liabilities	129,693	96,157

TOTAL LIABILITIES	129,693	96,157

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized,
at $0.001 par value, 576,682 shares issued and
outstanding	577	577
Additional paid-in capital	8,562,081	8,562,081
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,373,245)	(2,339,709)

Total Stockholders' Equity (Deficit)	(129,693)	(96,157)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Condensed Statements of Operations
(unaudiited)

					From Re-entry of Development Stage on
					January 1,
	For the Three Months Ended		For the Nine Months Ended		2000 Through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and administrative	6,165	16,019	31,599	52,828	511,776

Total Expenses	6,165	16,019	31,599	52,828	511,776

OTHER INCOME (EXPENSES)

Other income	-	-	-	2,918	55,876
Interest expense	(450)	(1,121)	(1,937)	(2,215)	(210,777)

Total Other Income (Expenses)	(450)	(1,121)	(1,937)	703	(154,901)

LOSS FROM CONTINUING
OPERATIONS	(6,615)	(17,140)	(33,536)	(52,125)	(666,677)

LOSS FROM DISCONTINUED
OPERATIONS	-	-	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(6,615)	(17,140)	(33,536)	(52,125)	(2,373,245)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(6,615)	$(17,140)	$(33,536)	$(52,125)	$(2,373,245)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.03)	$(0.06)	$(0.09)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	576,682	576,682	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From Re-entry of Development Stage
			on January 1,
	For the Nine Months Ended		2000 Through
	September 30,		September 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net income (loss)	$(33,536)	$(52,125)	$(2,373,245)

Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Changes in operating assets and liabilities
Decrease in prepaid expenses	-	5,000	-
Increase (decrease) in accrued expenses	1,902	2,215	224,740
Increase in accounts payable	(4,329)	1,124	223,680

Net Cash Used in Operating Activities	(35,963)	(43,786)	(263,095)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowings of notes payable	35,963	43,786	263,095

Net Cash Provided by Financing Activities	35,963	43,786	263,095

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING MATTERS

Recent Accounting Pronouncements
In May 2009, the FASB issued FAS 165 (ASC Topic 855), “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued FAS 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) ” FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable – The Company owes notes payable to shareholders of $121,756 and $85,793 plus accrued interest of $4,357 and $2,455 as of September 30, 2009 and December 31, 2008, respectively. The notes accrue interest at the LIBOR plus 2.0% per annum, are unsecured, and are due on demand.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On September 22, 2009 the Company executed a non-binding Memorandum of Understanding with Clear S.R.L. of Comodoro Rivadavia, Argentina (“Clear SRL”), Oil m&s S.A. (“Oil m&s”) and Petrolera Cerro Negro S.A. (“PCN”) pursuant to which the Company shall acquire from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of PCN which shall be come a majority-owned subsidiary of the Company. In payment for the PCN shares, Centenary will issue to Clear SRL a total of 2,129,870 new shares of Centenary common stock. In addition, Oil will loan to PCN sufficient funds to comply with a Development Program which provides for the drilling of 11 wells in the concession over a specified period of time. The loan to PCN will provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of the Centenary common stock following the completion of the eleven new wells.

The acquisition is subject to the signing of a definitive acquisition agreement by the parties. Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations expected to be completed by March 31, 2010.

NOTE 6 – SUBSEQUENT EVENTS

The Company ahs evaluated subsequent events from the balance sheet date through November, 11, 2009.

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

As disclosed in a Current Report on Form 8-K filed by Centenary on September 25, 2009, Centenary announced that on September 22nd 2009, it executed a non-binding Memorandum of Understanding (the “MOU”) with Clear S.R.L. of Comodoro Rivadavia, Argentina (“Clear SRL”), Oil m&s S.A. (“Oil m&s”) and Petrolera Cerro Negro S.A. (“PCN”) pursuant to which Centenary shall acquire from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of  PCN which shall become a majority-owned subsidiary of Centenary.  PCN owns the Oil & Gas Area Concession of “Cerro Negro,” Chubut Province, Argentina, valued at approximately US$1,064,935.  In payment for the PCN shares, Centenary will issue to Clear SRL a total of 2,129,870 new shares of Centenary common stock.  In addition, Oil will loan to PCN sufficient funds to comply with a Development Program which provides for the drilling of 11 wells in the concession over a specified period of time.  The loan to PCN will provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of Centenary common stock following completion of the eleven new wells.

The acquisition of PCN by Centenary will be a related party transaction since Clear SRL is owned sixty percent (60%) by Mr. Cristobal Manual Lopez.  Centenary is owned forty-eight and 37/100 percent (48.37%) directly by Mr. Lopez and forty and 40/100 percent (40.40%) by Oil m&s.  Mr. Lopez owns forty percent (40%) of Oil m&s and serves as its President and director.  Mr. Carlos Fabian DeSousa, the President and sole director of Centenary, is a thirty percent (30%) owner of Oil m&s and serves as its Vice President and director.

The acquisition is subject to the signing of a definitive acquisition agreement by the parties.  Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations to be completed during approximately the next 180 days.

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 16 out of 20 oil wells in production at present. Until 12/31/2008 it had an accumulated production of 1,500,000 barrels of oil equivalent (“boe”).

The concession finishes on 12/31/2025 and until this time the proved reserves of oil reach 6,700,000 boe and unproved reserves reach 7,300,000 boe.

Results of Operations

Three Months Ended September 30, 2009

Revenues and Other Income

We had no revenues in either of the three month periods ended September 30, 2009 or 2008.  We had no other income for either of the three month periods ended September 30, 2009 or 2008.

Expenses

We had general and administrative expenses of $6,165 in the three month period ended September 30, 2009, a decrease of $9,854 from the $16,019 of general and administrative expenses incurred in the three month period ended September 30, 2008.  The decrease in general and administrative expenses is primarily attributable to a decrease in professional fees in the later period.  We incurred interest expense of $450 in the three months ended September 30, 2009, a decrease of $671 from the interest expense of $1,121 incurred in the three months ended September 30, 2008.  The decrease in interest expense is attributable to the fact that the balance of the notes payable – related parties was less in the later period.

Net Losses

We had a net loss of $6,615, or $0.01 per share, during the three month period ended September 30, 2009, compared to a net loss of $17,140, or $0.03 per share, during the comparable period of 2008.  Our $10,525 decrease in net loss in the later period is largely attributable to a decrease in general and administrative expenses in the later period.

Nine Months Ended September 30, 2009

Revenues and Other Income

We had no revenues in either of the nine month periods ended September 30, 2009 or 2008.  We had no other income for the nine month period ended September 30, 2009, as compared to $2,918 of other income for the nine month period ended September 30, 2008.

Expenses

We had general and administrative expenses of $31,599 in the nine month period ended September 30, 2009, a decrease of $21,229 from the $52,828 of general and administrative expenses incurred in the nine month period ended September 30, 2008.  The decrease in general and administrative expenses is attributable to a decrease in professional fees during the later period.  We incurred interest expense of $1,937 in the nine months ended September 30, 2009, a decrease of $278 from the interest expense of $2,215 incurred in the nine months ended September 30, 2008.  The decrease in interest expense is attributable [to the fact that the balance of the notes payable-related parties was less in the nine months ended September 30, 2009 than in the nine months ended September 30, 2008.

Net Losses

We had a net loss of $33,536, or $0.06 per share, during the nine month period ended September 30, 2009, compared to a net loss of $52,125, or $0.09 per share, during the comparable period of 2008.  The primary reason for the $18,589 decrease in net loss was a decrease in professional fees.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.  As of September 30, 2009 the Company had $0 in total assets, with total liabilities of $129,693.  The liabilities consist primarily of notes payable – related parties in the amount of $121,756, accrued interest payable in the amount of $4,357, and accounts payable in the amount of $3,580.

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

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company.  There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses.As of September 30, 2009 we had no cash and current liabilities totaled $129,693.  The Company will need to raise approximately an additional $100,000 in financing or equity capital to sustain operations for the next twelve months.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation on our business and operations.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2008 or during the year ended December 31, 2007.  The Company expended no amounts on capital expenditures during the nine months ended September 30, 2009, and the Company has no current plans for the purchase or sale of any plant or equipment in the remaining portion of the current fiscal year.

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

Going Concern

The Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern as a result or recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,373,245 as of September 30, 2009.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources.  Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes:  (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans and grants from our principal shareholders and/or various financial institutions, where possible.  Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

As stated above, Centenary announced that on September 22nd 2009, it executed a non-binding Memorandum of Understanding (the “MOU”) with Clear S.R.L. of Comodoro Rivadavia, Argentina (“Clear SRL”), Oil m&s S.A. (“Oil m&s”) and Petrolera Cerro Negro S.A. (“PCN”) pursuant to which Centenary shall acquire from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of  PCN which shall become a majority-owned subsidiary of Centenary.  PCN owns the Oil & Gas Area Concession of “Cerro Negro,” Chubut Province, Argentina, valued at approximately US$1,064,935.  In payment for the PCN shares, Centenary will issue to Clear SRL a total of 2,129,870 new shares of Centenary common stock.  In addition, Oil will loan to PCN sufficient funds to comply with a Development Program which provides for the drilling of 11 wells in the concession over a specified period of time.  The loan to PCN will provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of Centenary common stock following completion of the eleven new wells.  The acquisition is subject to the signing of a definitive acquisition agreement by the parties.  Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations to be completed during approximately the next 180 days.

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

Net Operating Loss

We have accumulated approximately $3,220,000 of net operating loss carry forwards as of September 30, 2009.  This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2029.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used.  No tax benefit has been reported in the financial statements as of September 30, 2009 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, our chief executive officer and principal financial officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s applicable rules and forms, and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosures.  There have been no changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

During the three months ended September 30, 2009, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2009, the Company did not issue any shares of its unregistered common stock.  For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2005.

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

CENTENARY INTERNATIONAL CORPORATION

Date: November 11, 2009	By:	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive
Officer, Chief Financial Officer and
Principal Accounting Officer