Form 10-K
period 2009-12-31
CENTENARY INTERNATIONAL CORP
filed 2010-03-26
CIK 759999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 For the Fiscal Year Ended December 31, 2009

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
Yes ☒   No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the required to submit and post such files).
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
Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0 based on the fact that there is no current market for the registrant’s common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The Registrant had 576,682 shares of common stock, $0.001 par value, outstanding as of March 4, 2010.

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

Form of Potential Acquisition or Merger

We cannot always predict the manner in which we might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of our management and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, we do not intend to participate in an opportunity through the purchase of a minority stock position.

Because we have only a very limited amount of liquid assets and a limited operating history, in the event we successfully acquire or merge with an operating business opportunity, it is likely that our present shareholders will experience substantial dilution. There may be a change in control of our company. The owners of any business opportunity which we acquire or merge with will most likely acquire control following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, but rather management will attempt to negotiate the best possible agreement for the benefit of our shareholders.

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

The Board of Directors believes that it is possible that the Company may acquire or merge with a business opportunity in which our principal stockholder and/or our management has an interest.

Proposed Acquisition

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

The acquisition is subject to the signing of a definitive acquisition agreement by the parties. Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations to be completed during approximately the next 180 days. Centenary is in the process of forming a wholl-owned subsidiary corporation in Argentina that Centenary proposes to use to complete the proposed acquisition.

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

We reported a net loss of $50,519 for the year ended December 31, 2009 and a loss of $61,757 for the year ended December 31, 2008. Our accumulated deficit since inception in 1997 was $8,709,334 at December 31, 2009.

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

From January 2000 through year end 2009, we have occupied an office provided at no cost by our President.

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

Market Information

Our common stock has traded over-the-counter. It is listed in the Pink Sheets under the symbol "CTYI." To the best of the Company’s knowledge there has been no active trading market in the Company’s common stock during the two years ended December 31, 2009. The high and low bid prices for our shares are estimated below for the periods depicted. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR ENDED December 31, 2008:	LOW	HIGH

1st Quarter	$0.00	0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

YEAR ENDED December 31, 2009:	LOW	HIGH

1st Quarter	$0.00	0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

Our common stock is listed in the Pink Sheets. Based on its trading price, our common stock has been considered a “penny stock” for purposes of federal securities laws, and therefore has been subject to certain regulations, which are summarized below.

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

Stockholders

As of March 4, 2010 there were approximately 564 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

Recent Sales of Unregistered Securities

The Company issued no shares of its common stock during the year ended December 31, 2009 which were not registered under the Securities Act of 1933.

For information concerning sales of shares of the Company's common stock by the Company which were not registered under the Securities Act of 1933 during the fiscal years ended December 31, 2007 and December 31, 2008, please refer to the Company's annual reports on Form 10-KSB or Form 10-K for the fiscal years ended December 31, 2007 and December 31, 2008, respectively, and to the Company’s quarterly reports on Form 10-QSB or 10-Q for the quarters ended March 31, 2007 and 2008, June 30, 2007 and 2008 and September 30, 2007 and 2008.

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

As stated above, Centenary announced that on September 22nd 2009, it executed a non-binding MOU with Clear SRL, Oil m&s and PCN pursuant to which Centenary shall acquire from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of PCN which shall become a majority-owned subsidiary of Centenary. PCN owns the Oil & Gas Area Concession of “Cerro Negro,” Chubut Province, Argentina, valued at approximately US$1,064,935. In payment for the PCN shares, Centenary will issue to Clear SRL a total of 2,129,870 new shares of Centenary common stock. In addition, Oil will loan to PCN sufficient funds to comply with a Development Program which provides for the drilling of 11 wells in the concession over a specified period of time. The loan to PCN will provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of Centenary common stock following completion of the eleven new wells. The acquisition is subject to the signing of a definitive acquisition agreement by the parties. Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations to be completed during approximately the next 180 days.

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

Results of Operations

Revenues and Other Income

During the twelve month period ended December 31, 2009, the Company remained in the development stage and we did not realize any revenues from operations. Similarly, we did not realize any revenues from operations during the year ended December 31, 2008. We recorded other income in the amount of $3,044 in the year ended December 31, 2008, as compared to no other income recorded during the year ended December 31, 2009. If we are able to successfully complete the proposed acquisition of PCN during the year ending December 31, 2010, we should begin to generate revenues in the year ending December 31, 2010 through PCN.

Expenses

General and administrative expenses totaled $47,958 in the year ended December 31, 2009, a decrease of $14,253 from the $62,211 of general and administrative expenses incurred in the year ended December 31, 2008. Interest expense incurred in the year ended December 31, 2009 was $2,561, a decrease of $29 from the $2,590 interest expense incurred in the year ended December 31, 2008. Our expenses are primarily legal and accounting costs incurred in connection with our public filings. If we are able to successfully complete the proposed acquisition of PCN during the year ending December 31, 2010, we expect that our general and administrative expenses will increase significantly due to the operations of PCN.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $50,519, or ($0.09) per share, in the year ended December 31, 2009, compared to a net loss of $61,757, or ($0.11) per share, in the year ended December 31, 2008. Our decrease in net loss in the later period is largely due to the decrease of general and administrative expense in the later period.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of December 31, 2009 the Company has no total assets, and total liabilities of $146,676. The liabilities consist of notes payable-related party of $135,279, accounts payable of $6,416 and accrued interest of $4,981.

Cash flow used in operating activities was $49,486 for the twelve month period ended December 31, 2009, which is identical to the financing cash flows from notes payable borrowed.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. The Company anticipates that it may need to raise approximately $65,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months if the Company remains as a development stage company searching for business opportunities. If the Company successfully closes its proposed acquisition of PCN, the Company anticipates that it may need to raise approximately $105,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months. We have no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding will be available to us on acceptable terms. Although, our major shareholder or a company controlled by him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

All of the Company’s liabilities are current liabilities due within the next year.

The Company has no current plans to make any changes in the number of employees unless the Company can successfully close the proposed acquisition of PCN, in which case the Company would expect to have two employees following the acquisition.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2009 or during the year ended December 31, 2008. The Company has no current plans for the purchase or sale of any plant or equipment.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2009, included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,390,228 as of December 31, 2009. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans and grants from our principal shareholders and/or various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

In preparing financial statements for the year ended December 31, 2009, the Company adopted the following accounting pronouncements:

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information specified by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements as of and for the fiscal years ended December 31, 2009 and 2008, have all been examined to the extent indicated in their report by Pritchett, Siler & Hardy, P.C., independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles. The aforementioned financial statements are included below.

Centenary International Corporation
(A Development Stage Company)
Condensed Balance Sheets

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS

Cash	$-	$-
Prepaid expenses	-	-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	6,416	5,409
Accounts payable - related parties	-	2,500
Accrued interest payable	4,981	2,455
Notes payable -related parties	135,279	85,793

Total Current Liabilities	146,676	96,157

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,562,081	8,562,081
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,390,228)	(2,339,709)

Total Stockholders' Equity (Deficit)	(146,676)	(96,157)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Condensed Statements of Operations

			From Re-entry
			into Development
			Stage on
			January 1, 2000
	For the Years Ended		Through
	December 31,		December 31,
	2009	2008	2009

REVENUES	$-	$-	$-

EXPENSES

General and administrative	47,958	62,211	528,135

Total Expenses	47,958	62,211	528,135

OPERATING LOSSS	(47,958)	(62,211)	(528,135)

OTHER EXPENSES

Other income	-	3,044	55,876
Interest expense	(2,561)	(2,590)	(211,401)

Total Other Expenses	(2,561)	454	(155,525)

LOSS FROM CONTINUING OPERATIONS	(50,519)	(61,757)	(683,660)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(50,519)	(61,757)	(2,390,228)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	(50,519)	(61,757)	$(2,390,228)

BASIC LOSS PER COMMON SHARE	(0.09)	(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2003	193,600	$194	$8,360,035	$(2,980,106)	$5,380,123

Net loss for the year ended December 31, 2004	-	-	-	(73,000)	(73,000)

Balance, December 31, 2004	193,600	194	8,360,035	(3,053,106)	5,307,123

Net income for the year ended December 31, 2005	-	-	-	897,544	897,544

Balance, December 31, 2005	193,600	194	8,360,035	(2,155,562)	6,204,667

Contributed capital	-	-	10,929	-	10,929

Net loss for the year ended December 31, 2006	-	-	-	(24,273)	(24,273)

Balance, December 31, 2006	193,600	194	8,370,964	(2,179,835)	6,191,323

Common stock issued for debt at $0.50 per share	383,001	383	191,117	-	191,500

Net loss for the year ended December 31, 2007	-	-	-	(98,117)	(98,117)

Balance, December 31, 2007	576,601	577	8,562,081	(2,277,952)	6,284,706

Fractional shares issued	81	-	-	-	-

Net loss for the year ended December 31, 2008	-	-	-	(61,757)	(61,757)

Balance, December 31, 2008	576,682	577	8,562,081	(2,339,709)	6,222,949

Net loss for the year ended December 31, 2009	-	-	-	(50,519)	(50,519)

Balance, December 31, 2009	576,682	577	8,562,081	(2,390,228)	6,172,430

	Deficit accumulated prior to the development stage			(6,319,106)

	Deficit accumulated during the development stage			(2,390,228)

	Total Accumulated Deficit			(8,709,334)

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows

			From Re-entry
			Into Development
			Stage on
			January 1,
	For the Years Ended		2000 Through
	December 31,		December 31,
	2009	2008	2009
OPERATING ACTIVITIES

Net income (loss)	$(50,519)	$(61,757)	$(2,390,228)
Adjustments to reconcile net loss to net cash used by operating activities:
Discountinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Changes in operating assets and liabilities
Increase in prepaid expenses	-	5,000	-
Increase (decrease) in accrued expenses	2,526	2,359	225,364
Increase in accounts payable	(1,493)	(11,532)	226,516

Net Cash Used by Operating Activities	(49,486)	(65,930)	(276,618)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowings of notes payable - related party	49,486	65,930	276,618

Net Cash Provided by Financing Activities	49,486	65,930	276,618

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

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

The Company has no products or services as of December 31, 2009. The Company’s current business model is to be a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Income (Loss) Per Share
For the Year Ended December 31, 2009
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(50,519)	576,682	$(0.09)

For the Year Ended
December 31, 2008
Income	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(61,757)	576,682	$(0.11)

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

Centenary International Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

c. Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008

Deferred tax assets
NOL Carryover	$1,263,802	$1,244,100

Valuation allowance	(1,263,802)	(1,244,100)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008

Book loss	$(19,702)	$(24,085)
Valuation allowance	19,702	24,085

	$-	$-

At December 31, 2009, the Company had net operating loss carryforwards of approximately $3,241,000 that may be offset against future taxable income through the year 2030. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

e. Fair Value of Financial Instruments
As at December 31, 2009, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

Centenary International Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

f. Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810):Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

Centenary International Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Recently Issued Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15,2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

g. Equity-Based Compensation

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. The Company has not issued any equity based compensation as of December 31, 2009.

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

Centenary International Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 3 –	GOING CONCERN (Continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 4 -	RELATED PARTY TRANSACTIONS

The Company owes notes payable to shareholders of $135,279 plus accrued interest of $4,981 as of December 31, 2009. The notes payable accrue interest at LIBOR plus 2% per annum, are unsecured and due upon demand.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, Carlos Fabian De Sousa, acting as our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure. There have been no changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework. Based upon this evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were effective as of December 31, 2009.

During the quarter ended December 31, 2009, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and directors: as of December 31, 2009:

Name	Age	Position

Carlos Fabian De Sousa	42	President, Sole Director, Chief Executive Officer, Chief Financial Officer,

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2009, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have recently adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Ethics is attached to our Annual Report on Form 10-K for the year ended December 31, 2008 as Exhibit 14.1.

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

The following table shows compensation earned during fiscal 2009 and 2008 by the Chief Executive Officer and by any other executive officers whose compensation during one of the two fiscal years totaled $100,000 or more The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

SUMARY COMPENSATION TABLE

				Number of
				Securities	All Other
Name and	Fiscal			Underlying	Compensation
Principal Positions	Year	Salary	Bonus	Options	(1)	Total
Carlos Fabian De Sousa	2009	$-0-	$-0-	$-0-	$-0-	$-0-
CEO, CFO & Director	2008	$-0-	$-0-	$-0-	$-0-	$-0-

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

We have adopted no formal stock option plans for our officers, directors and/or employees. We reserve the right to adopt one or more stock option plans in the future. Presently we have no plans to issue additional shares of our common or preferred stock or options to acquire the same to our officers, directors or their affiliates or associates, except for the shares and options that may be issued in connection with the proposed acquisition of PCN.

Other compensation

None.

Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee, and the function of the compensation committee is handled by the Board of Directors. Carlos Fabian De Sousa is the only member of the Board of Directors who is also an officer of the Company.

Compensation Committee Report

The Company has no compensation committee, and the function of the compensation committee is handled by the Board of Directors. Carlos Fabian De Sousa is the only member of the Board of Directors. He is also an officer of the Company. He decided that he would not be paid any compensation from the Company during 2009 and 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to the Company to be the beneficial owners of more than five percent (5.0%) of the Company’s common stock as of March 4, 2010, and the percentages are based on 576,601 shares issued and outstanding as of that date. Each of these persons has sole investment and sole voting power over the shares indicated, except as described otherwise below.

	Amount and Nature of		Percent
Name and Address of Beneficial Owner	Beneficial Ownership		of Class

MR. CRISTOBAL MANUEL LOPEZ	511,920	(1)	88.77%
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

Security ownership of management

The following table sets forth the share holdings of the Company's directors and executive officers as of March 4, 2010, and the percentages are based on 576,601 shares issued and outstanding as of that date.  These persons have sole investment and sole voting power over the shares indicated, except as described otherwise below.

	Number of Shares		Percent
Name and Address	Beneficially Owned		of Class

MR. CARLOS FABIAN DE SOUSA	233,001	(1)	40.40%
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

Transaction with Management and Others

During the past two fiscal years of the Company, and since then, there have been no material transactions or series of similar transactions to which the Company or any of our subsidiaries were or are to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, in which any related person (as defined in Item 404 of Regulation S-K) had a director or indirect material interest, except for the following:

(1) the Company paid $2,500 to Hector Patron Costas, its former Chief Executive Officer, for fees during the year ended December 31, 2009;

(2) during 2008 and 2009, the Company continued to borrow additional funds from Oil m&S S.A. Oil m&S S.A. is a company owned and controlled by Mr. Cristobal Manual Lopez, the Company’s principal shareholder, and Carlos Fabian De Sousa, the Company’s CEO and Director. As of December 31, 2009, the Company owed notes payable to Oil m&s S.A. in the amount of $135,279 plus accrued interest of $4,981. The notes payable accrue interest at LIBOR plus 2% per annum, are unsecured and are due upon demand. No interest or principal payments were paid on this loan during 2008, or 2009;

(3) the Company presently uses an office that is provided free of charge by the Company’s President; and

(4)        On September 22nd 2009, Centenary executed a non-binding MOU with Clear SRL, Oil m&s and PCN pursuant to which Centenary shall acquire from Clear SRL ninety-nine and 99/100 percent (99.99%) of the issued and outstanding shares of PCN which shall become a majority-owned subsidiary of Centenary. In payment for the PCN shares, Centenary will issue to Clear SRL a total of 2,129,870 new shares of Centenary common stock. In addition, Oil will loan to PCN sufficient funds to comply with a Development Program which provides for the drilling of 11 wells in the concession over a specified period of time. The loan to PCN will provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of Centenary common stock following completion of the eleven new wells. The acquisition of PCN by Centenary will be a related party transaction since Clear SRL is owned sixty percent (60%) by Mr. Cristobal Manual Lopez. Centenary is owned forty-eight and 37/100 percent (48.37%) directly by Mr. Lopez and forty and 40/100 percent (40.40%) by Oil m&s. Mr. Lopez owns forty percent (40%) of Oil m&s and serves as its President and director. Mr. Carlos Fabian DeSousa, the President and sole director of Centenary, is a thirty percent (30%) owner of Oil m&s and serves as its Vice President and director. The acquisition is subject to the signing of a definitive acquisition agreement by the parties. Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations to be completed during approximately the next 180 days. Centenary is in the process of forming a wholly-owned subsidiary corporation in Argentina that Centenary proposes to use to complete the proposed acquisition.

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

Shell Company Information

The Company is presently a shell company, as defined in Rule 405. As described in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Mr. Cristobal Manuel Lopez directly owns 278,919 shares of the Company’s common stock, and Oil m&s S.A., an Argentine company, directly owns 233, 001 shares of the Company’s common stock. During the year ended December 31, 2007, Oil m&s S.A. acquired its 233,001 shares of the Company’s common stock for the conversion of $116,500.50 of debt owed by the Company to Oil m&s S.A. in connection with loans made by Oil m&s S.A. to the Company. Also during the year ended December 31, 2007, the Company issued 150,000 shares of its common stock to Mr. Cristobal Manuel Lopez as payment for a $75,000 obligation the Company had to Mr. Lopez for consulting services provided by Mr. Lopez during 2006 and 2007. The Company’s directors made the decision concerning the valuation of the shares issued in both transactions, using a price which they believed to be fair.

With the exception of the transactions involved in the proposed acquisition of PCN, the interest to be paid to Oil m&s S.A. on its loans to the Company, and the possible conversion of part or all of these loans to additional shares of Common Stock of the Company in the future (at such terms as may be agreed to by the Company’s director and Oil m&s S.A. in a related party transaction), the Company is unaware of anything of value to be received by Mr. Lopez, Oil m&s S.A. or Carlos Fabian De Sousa from the Company.

Conflicts of Interest

Our public stockholders should be aware of the following potential conflicts of interest. Our officers and directors are not required to commit their full time to our affairs and, accordingly, they have conflicts of interest in allocating management time among various business activities. Furthermore, Carlos Fabian DeSousa, our sole officer and director, is an officer, director and shareholder of Oil m&s S.A. which is one of our principal stockholders. Additionally, the proposed acquisition of PCN is a related party transaction.

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

Audit Fees

The following is a summary of the fees billed to us by Pritchett, Siler & Hardy, P.C., our current independent accountant, for the fiscal years ended December 31, 2009 and 2008, and by Moore & Associates, Chartered, our previous independent accountant, for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

Fee Category	Fiscal 2009 Fees	Fiscal 2008 Fees

Audit Fees	$6,000.00	$4,000.00
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$6,000.00	$4,000.00

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountant in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.           Financial Statements:

2.           Financial Statement Schedule(s):

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.           Exhibits:

The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).*

3.2	By-laws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).*

3.3
Certificate of Amendment to Articles of Incorporation dated effective March 30, 2007 (effecting a 1 share for 100 shares reverse stock split of outstanding common stock).  (incorporated by reference from the Form 10-KSB for the year ended December 31, 2006 filed with the Commission on April 12, 2007).*

14.1	Code of Ethics (incorporated by reference from the Form 10-K for the year ended December 31, 2008 filed with the Commission on April 1, 2009).*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centenary International Corporation

Date: March 22, 2010	By	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive Officer, Chief
Financial Officer and Principal Accounting Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos Fabian De Sousa	Director	March 22, 2009
Carlos Fabian De Sousa

EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION

3.1	*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

3.2	*	By-laws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

3.3	*
Certificate of Amendment to Articles of Incorporation dated effective March 30, 2007 (effecting a 1 share for 100 shares reverse stock split of outstanding common stock) (incorporated by reference from the Form 10-KSB for the year ended December 31, 2006 filed with the Commission on April 12, 2007).

14.1	*	Code of Ethics (incorporated by reference from the Form 10-K for the year ended December 31, 2008 filed with the Commission on April 1, 2009)

31.1	41	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	42	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	43	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	44	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed