Form 10-K/A
period 2009-12-31
CENTENARY INTERNATIONAL CORP
filed 2010-05-13
CIK 759999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security  holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

EXPLANATORY NOTE

The Company's December 31, 2009 Form 10-K Annual Report was mistakenly filed by the Company's edgar filing agent on March 26, 2010 due to a misunderstanding, prior to completion of the audit of the Company's financial statements. The audit has since been completed. As a result of the audit, the following revisions were made to the Company's financial statements: (1) increases in interest expense of $3,157 and $805 were made for the years ended December 31, 2009 and 2008, respectively; and (2) a reclassification from other income to additional paid in capital was made relating to $2,918 in forgiveness of related party debt. The audit report has now been included in the Form 10-K/A.

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

We reported a net loss of $53,676 for the year ended December 31, 2009 and a loss of $65,480 for the year ended December 31, 2008. Our accumulated deficit since inception in 1997 was $8,716,214 at December 31, 2009.

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

Results of Operations

Revenues and Other Income

During the twelve month period ended December 31, 2009, the Company remained in the development stage and we did not realize any revenues from operations. Similarly, we did not realize any revenues from operations during the year ended December 31, 2008. We recorded other income in the amount of $127 in the year ended December 31, 2008, as compared to no other income recorded during the year ended December 31, 2009. If we are able to successfully complete the proposed acquisition of PCN during the year ending December 31, 2010, we should begin to generate revenues in the year ending December 31, 2010 through PCN.

Expenses

General and administrative expenses totaled $47,958 in the year ended December 31, 2009, a decrease of $14,254 from the $62,212 of general and administrative expenses incurred in the year ended December 31, 2008. Interest expense incurred in the year ended December 31, 2009 was $5,718, an increase of $2,323 from the $3,395 interest expense incurred in the year ended December 31, 2008. Our expenses are primarily legal and accounting costs incurred in connection with our public filings. If we are able to successfully complete the proposed acquisition of PCN during the year ending December 31, 2010, we expect that our general and administrative expenses will increase significantly due to the operations of PCN.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $53,676, or ($0.09) per share, in the year ended December 31, 2009, compared to a net loss of $65,480, or ($0.11) per share, in the year ended December 31, 2008. Our decrease in net loss in the later period is largely due to the decrease of general and administrative expense in the later period.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of December 31, 2009 the Company has no total assets, and total liabilities of $150,638. The liabilities consist of notes payable-related party of $135,279, accounts payable of $6,416 and accrued interest of $8,943.

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

Going Concern

The Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,343,432 as of December 31, 2009. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans and grants from our principal shareholders and/or various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Centenary International Corporation
Buenos Aires, Argentina

We have audited the accompanying balance sheets of Centenary International Corporation [a development stage company] as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception on January 1, 2000 through December 31, 2009. Centenary International Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centenary International Corporation as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception on January 1, 2000 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Centenary International Corporation will continue as a going concern. As discussed in Note 3 to the financial statements, Centenary International Corporation has incurred losses since its inception and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
May 11, 2010

Centenary International Corporation
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2009	2008
		(Restated)
CURRENT ASSETS

Cash	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$6,416	$5,409
Accounts payable - related parties	—	2,500
Accrued interest payable	8,943	3,260
Notes payable -related parties	135,279	85,793

Total Current Liabilities	150,638	96,962

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized,
at $0.001 par value, 576,682 and 576,682 shares
issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,397,108)	(2,343,432)

Total Stockholders' Equity (Deficit)	(150,638)	(96,962)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Operations

			From inception
			of the
			Development
			Stage on
			January 1,
	For the Years Ended		2000, Through
	December 31,		December 31,
	2009	2008	2009
		(Restated)

REVENUES	$—	$—	$—

OPERATING EXPENSES

General and administrative	47,958	62,212	528,135

Total Operating Expenses	47,958	62,212	528,135

OPERATING LOSS	(47,958)	(62,212)	(528,135)

OTHER INCOME (EXPENSE)

Other income	—	127	52,958
Interest expense	(5,718)	(3,395)	(215,363)

Total Other Income (Expense)	(5,718)	(3,268)	(162,405)

LOSS FROM CONTINUING OPERATIONS	(53,676)	(65,480)	(690,540)

LOSS FROM DISCONTINUED OPERATIONS	—	—	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(53,676)	(65,480)	(2,397,108)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(53,676)	$(65,480)	$(2,397,108)

BASIC LOSS PER COMMON SHARE	$(0.09)	$(0.11)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2000	193,600	$194	$8,360,035	$(6,319,106)	$2,041,123

Net loss for the year ended
December 31, 2000	—	—	—	(2,761,106)	(2,761,106)

Balance, December 31, 2000	193,600	194	8,360,035	(9,080,212)	(719,983)

Net loss for the year ended
December 31, 2001	—	—	—	(73,000)	(73,000)

Balance, December 31, 2001	193,600	194	8,360,035	(9,153,212)	(792,983)

Net loss for the year ended
December 31, 2002	—	—	—	(73,000)	(73,000)

Balance, December 31, 2002	193,600	194	8,360,035	(9,226,212)	(865,983)

Net loss for the year ended
December 31, 2003	—	—	—	(73,000)	(73,000)

Balance, December 31, 2003	193,600	194	8,360,035	(9,299,212)	(938,983)

Net loss for the year ended
December 31, 2004	—	—	—	(73,000)	(73,000)

Balance, December 31, 2004	193,600	194	8,360,035	(9,372,212)	(1,011,983)

Net income for the year ended
December 31, 2005	—	—	—	897,544	897,544

Balance, December 31, 2005	193,600	194	8,360,035	(8,474,668)	(114,439)

Contributed capital	—	—	10,929	—	10,929

Net loss for the year ended
December 31, 2006	—	—	—	(24,273)	(24,273)

Balance, December 31, 2006	193,600	194	8,370,964	(8,498,941)	(127,783)

Common stock issued for debt
at $0.50 per share	383,001	383	191,117	—	191,500

Net loss for the year ended
December 31, 2007	—	—	—	(98,117)	(98,117)

Balance, December 31, 2007	576,601	$577	$8,562,081	$(8,597,058)	$(34,400)

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2007	576,601	$577	$8,562,081	$(8,597,058)	$(34,400)

Fractional shares issued	81	—	—	—	—

Capital contributed by
shareholder	—	—	2,918	—	2,918

Net loss for the year ended
December 31, 2008
(Restated)	—	—	—	(65,480)	(65,480)

Balance, December 31, 2008
(Restated)	576,682	577	8,564,999	(8,662,538)	(96,962)

Net loss for the year ended
December 31, 2009	—	—	—	(53,676)	(53,676)

Balance, December 31, 2009	576,682	$577	$8,564,999	$(8,716,214)	$(150,638)

	Deficit accumulated prior to the development stage			(6,319,106)

	Deficit accumulated during the development stage			(2,397,108)

	Total Accumulated Deficit			(8,716,214)

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			of the
			Development
			Stage on
			January 1,
	For the Years Ended		2000 Through
	December 31,		December 31,
	2009	2008	2009
OPERATING ACTIVITIES		(Restated)

Net loss	$(53,676)	$(65,480)	$(2,397,108)
Adjustments to reconcile net loss to
net cash used by operating activities:
Discontinued operations	—	—	2,677,112
Gain on expiration of debt	—	—	(1,015,382)
Changes in operating assets and liabilities
Decrease in prepaid expenses	—	5,000	—
Increase (decrease) in accrued expenses	5,683	3,164	229,146
Increase (decrease) in accounts payable	(1,493)	(8,614)	232,270

Net Cash Used in Operating Activities	(49,486)	(65,930)	(273,962)

INVESTING ACTIVITIES	—	—	—

FINANCING ACTIVITIES

Borrowings of notes payable-related parties	49,486	65,930	273,962

Net Cash Provided by Financing Activities	49,486	65,930	273,962

NET DECREASE IN CASH	—	—	—

CASH AT BEGINNING OF PERIOD	—	—	—

CASH AT END OF PERIOD	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—	$—
Income Taxes	$—	$—	$—

NON CASH FINANCING ACTIVITIES:

Contributed capital	$—	$—	$10,929
Common stock issued for debt	$—	$—	$191,500
Related-party debt forgiveness	$—	$2,918	$2,918

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

b. Basic Income (Loss) Per Share

For the Year Ended December 31, 2009
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(53,676)	576,682	$(0.09)

For the Year Ended
December 31, 2008
Income	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(65,480)	576,682	$(0.11)

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
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

c. Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008

Deferred tax assets
NOL carryover	$31,852	$24,653
Related-party interest	1,341	489
Valuation allowance	(33,193)	(25,142)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 15% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008

Book loss	$(8,051)	$(9,822)
Valuation allowance	8,051	9,822
	$-	$-

At December 31, 2009, the Company had net operating loss carryforwards of approximately $212,000 that may be offset against future taxable income through the year 2029. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

g. Equity-Based Compensation

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. The Company has not issued any equity based compensation as of December 31, 2009.

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

Centenary International Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 4 - RELATED PARTY TRANSACTIONS

In March, 2008 the Company owed $12,918 to a related party.  Of this amount, $2,918 was forgiven by the related party, and the remaining $10,000 was paid in full in June, 2008.  The $2,918 was recorded as contributed capital in March, 2008.

The Company owes notes payable to shareholders of $135,279 plus accrued interest of $8,943 as of December 31, 2009. The notes payable accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance.  On December 20, 2008, each of the outstanding notes was extended for a period of one year, under the original terms.  As of December 31, 2009, each of these notes have been extended through the same date in 2010.

NOTE 5 – SIGNIFICANT EVENTS

Proposed Acquisition

On September 22, 2009, the Company executed a non-binding Memorandum of Understanding (the “MOU”) with Clear S.R.L. of Comodoro Rivadavia, Argentina (“Clear SRL”), Oil m&s S.A. (“Oil m&s”) and Petrolera Cerro Negro S.A. (“PCN”) pursuant to which the Company shall acquire from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of PCN which shall become a majority-owned subsidiary of the Company. PCN owns an Oil & Gas Area Concession of “Cerro Negro,” Chubut Province, Argentina.  In payment for the PCN shares, the Company will issue to Clear SRL a total of 2,129,870 new shares of the Company’s common stock.  In addition, Oil will loan to PCN sufficient funds to comply with a Development Program which provides for the drilling of 11 wells in the concession over a specified period of time. The loan to PCN will provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of the Company’s common stock following completion of the eleven new wells.

The Company’s acquisition of PCN will be a related-party transaction since Clear SRL is owned sixty percent (60%) by Mr. Cristobal Manual Lopez. The Company is owned forty-eight and 37/100 percent (48.37%) directly by Mr. Lopez and forty and 40/100 percent (40.40%) by Oil m&s. Mr. Lopez owns forty percent (40%) of Oil m&s and serves as its President and director. Mr. Carlos Fabian DeSousa, the President and sole director of the Company, is a thirty percent (30%) owner of Oil m&s and serves as its Vice President and director.

The acquisition is subject to the signing of a definitive acquisition agreement by the parties. Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations.  The Company is in the process of forming a wholly-owned subsidiary corporation in Argentina that will likely be used to facilitate the proposed acquisition.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no items to disclose, other than those listed below.

Subsequent to December 31, 2009 the Company consummated notes payable from a related party in the amount of $4,916 and $2,808, respectively.  The notes bear interest at a rate of 3.90% and 4.12%, respectively, representing the 360-day LIBOR + 2.0% per annum as calculated on the date of issuance.  The notes are due one year from the date of issuance.  If the Company defaults on the notes, interest will accrue at a rate of 150% the original rates of the notes until paid.

Centenary International Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 7 – RESTATEMENT

The Company has restated its financial statements for the year ended December 31, 2008 due to an understatement of accrued interest payable and the forgiveness of debt by a related party.  The Company has also corrected various typographical errors and made minor wording changes in the disclosures.  The effects of the restatements are detailed the tables below:

	December 31, 2008
	As Previously
	Reported	As Restated	Change .
Total Assets	$—	$—	$—
Total Liabilities	96,157	96,962	805
Total Stockholders’ Equity	(96,157)	(96,962)	805
Net Loss	(61,757)	(65,480)	(3,723)
Net Loss per Common Share (Basic)	$(0.11)	$(0.11)	$(0.00)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Transaction with Management and Others

During the past two fiscal years of the Company, and since then, there have been no material transactions or series of similar transactions to which the Company or any of our subsidiaries were or are to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, in which any related person (as defined in Item 404 of Regulation S-K) had a director or indirect material interest, except for the following:

(1) the Company paid $2,500 to Hector Patron Costas, its former Chief Executive Officer, for fees during the year ended December 31, 2009;

(2) during 2008 and 2009, the Company continued to borrow additional funds from Oil m&S S.A. Oil m&S S.A. is a company owned and controlled by Mr. Cristobal Manual Lopez, the Company’s principal shareholder, and Carlos Fabian De Sousa, the Company’s CEO and Director. As of December 31, 2009, the Company owed notes payable to Oil m&s S.A. in the amount of $135,279 plus accrued interest of $8,943. The notes payable accrue interest at LIBOR plus 2% per annum, are unsecured and are due upon demand. No interest or principal payments were paid on this loan during 2008, or 2009;

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

Centenary International Corporation

Date: May 12, 2010	By	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive Officer, Chief
Financial Officer and Principal Accounting Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos Fabian De Sousa	Director	May 12, 2010
Carlos Fabian De Sousa

EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION

3.1	*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

3.2	*	By-laws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

3.3	*
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