Form 10-Q
period 2010-03-31
CENTENARY INTERNATIONAL CORP
filed 2010-05-21
CIK 759999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2010
Common Stock, $.001 par value	576,682

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

The accompanying balance sheets of Centenary International Corporation at March 31, 2010 and December 31, 2009, and related statements of operations and cash flows for the three months ended March 31, 2010 and 2009 and the period from inception of the development stage on January 1, 2000 through March 31, 2010, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended March 31, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010.

Centenary International Corporation
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$9,876	$6,416
Accrued interest payable	10,578	8,943
Notes payable -related parties	143,003	135,279

Total Current Liabilities	163,457	150,638

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,409,927)	(2,397,108)

Total Stockholders' Equity (Deficit)	(163,457)	(150,638)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Operations (Unaudited)

			From inception
			of the
			Development
			Stage on
			January 1,
	For the Three Months Ended		2000, Through
	March 31,		March 31,
	2010	2009	2010
		(Restated)

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	11,184	7,828	539,319

Total Operating Expenses	11,184	7,828	539,319

OPERATING LOSS	(11,184)	(7,828)	(539,319)

OTHER INCOME (EXPENSE)

Other income	-	-	52,958
Interest expense	(1,635)	(1,298)	(216,998)

Total Other Income (Expense)	(1,635)	(1,298)	(164,040)

LOSS FROM CONTINUING OPERATIONS	(12,819)	(9,126)	(703,359)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(12,819)	(9,126)	(2,409,927)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(12,819)	$(9,126)	$(2,409,927)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			From Inception
			of the
			Development
			Stage on
			January 1,
	For the Three Months Ended		2000 Through
	March 31,		March 31,
	2010	2009	2010
		(Restated)
OPERATING ACTIVITIES

Net loss	$(12,819)	$(9,126)	$(2,409,927)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Changes in operating assets and liabilities
Decrease in prepaid expenses	-	-	-
Increase (decrease) in accrued expenses	1,635	1,215	230,781
Increase (decrease) in accounts payable	3,460	1,197	235,730

Net Cash Used in Operating Activities	(7,724)	(6,714)	(281,686)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowings of notes payable-related parties	7,724	6,714	281,686

Net Cash Provided by Financing Activities	7,724	6,714	281,686

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$83	$83
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500
Related-party debt forgiveness	$-	$-	$2,918

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

In June 2009, the FASB issued FAS 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

The FASB has recently issued various other ASU’s No. 2010-3 through ASU No. 2010-18 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances than under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company owes notes payable to shareholders of $143,003 and $135,279 plus accrued interest of $10,578 and $8,943 as of March 31, 2010 and December 31, 2009, respectively. The notes payable accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance.  On December 20, 2008, each of the outstanding notes was extended for a period of one year, under the original terms.  As of December 31, 2009, each of these notes was extended through the same date in 2010.  Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

The acquisition is subject to the signing of a definitive acquisition agreement by the parties. Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations.  The Company is in the process of forming a wholly-owned subsidiary corporation in Argentina that will likely be used to facilitate the proposed acquisition.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no items to disclose.

NOTE 7 – RESTATEMENT

The Company has restated its financial statements for the three months ended March 31, 2009 due to an understatement of accrued interest payable and the forgiveness of debt by a related party.  The Company has also corrected various typographical errors and made minor wording changes in the disclosures.  The effects of the restatements are detailed in the tables below:
	March 31, 2009
	As Previously
	Reported	As Restated	Change .
Total Assets	$-	$-	$-
Total Liabilities	104,895	106,088	1,193
Total Stockholders’ Equity	(104,895)	(106,088)	(1,193)
Net Loss	(8,738)	(9,126)	(388)
Net Loss per Common Share (Basic)	$(0.02)	$(0.02)	$(0.00)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations - Three Months Ended March 31, 2010

Revenues and Other Income

We had no revenues in either of the three month periods ended March 31, 2010 or 2009.

Expenses

We had general and administrative expenses of $11,184 in the three month period ended March 31, 2010, an increase of $3,356 from the $7,828 of general and administrative expenses incurred in the three month period ended March 31, 2009.  The increase in general and administrative expenses is attributable primarily to an increase in legal and consulting expenses.  We incurred interest expense of $1,635 in the three months ended March 31, 2010, an increase of $337 from the interest expense of $1,298 incurred in the three months ended March 31, 2009.  The increase in interest expense in the later period is attributable to the fact that the balance of notes payable – related parties was higher in the later period.

Net Losses

We had a net loss of $12,819, or $0.02 per share, during the three month period ended March 31, 2010, compared to a net loss of $9,126, or $0.02 per share, during the comparable period of 2009.  The primary reason for the $3,693 increase in net loss was an increase in general and administrative expenses in the later period.

Liquidity and Capital Resources – March 31, 2010

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.  As of March 31, 2010 the Company has $0 in total assets, with total liabilities of $163,457.  The liabilities consist of notes payable – related party of $143,003, accrued interest payable of $10,578 and accounts payable of $9,876.

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

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company.  There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses.As of March 31, 2010 we had no cash and current liabilities totaled $163,457.  The Company will need to raise approximately an additional $100,000 in financing or equity capital to sustain operations for the next twelve (12) months.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation on our business and operations.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2009 or during the year ended December 31, 2008.  The Company expended no amounts on capital expenditures during the three months ended March 31, 2010, and the Company has no current plans for the purchase or sale of any plant or equipment in the current fiscal year.

Critical Accounting Policies

In the notes to the Company’s consolidated financial statements for the year ended December 31, 2009, included in the Company’s annual report filed on Form 10-K/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern as a result or recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,409,927 as of March 31, 2010.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources.  Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes:  (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans and grants from our principal shareholders and/or various financial institutions, where possible.  Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Net Operating Loss

We have accumulated approximately $225,000 of net operating loss carry forwards as of March 31, 2010.  This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2030.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used.  No tax benefit has been reported in the financial statements as of March 31, 2010 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

During the three months ended March 31, 2010, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2010, the Company did not issue any shares of its unregistered common stock.  For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2006.

Item 3.                Defaults Upon Senior Securities

This Item is not applicable.

Item 4.                (Removed and Reserved)

Item 5.                Other Information

This Item is not applicable.

Item 6.                 Exhibits

(a)          Exhibits:

Exhibit 3.1*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

Exhibit 3.2*	By-laws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

Exhibit 3.3*
Certificate of Amendment to Articles of Incorporation dated effective March 30, 2007 (effecting a 1 share for 100 shares reverse stock split of outstanding common stock) (incorporated by reference from the Form 10-KSB for the year ended December 31, 2006 filed with the Commission on April 12, 2007).

Exhibit 14.1*	Code of Ethics (incorporated by reference from the Form 10-K for the year ended December 31, 2008 filed with the Commission on April 1, 2009)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTENARY INTERNATIONAL CORPORATION

Date: May 21, 2010	By:	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive
Officer, Chief Financial Officer and
Principal Accounting Officer