Form 10-Q
period 2010-06-30
CENTENARY INTERNATIONAL CORP
filed 2010-08-12
CIK 759999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 2, 2010

Common Stock, $0.001 par value	576,682

TABLE OF CONTENTS

Heading		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets – June 30, 2010 (unaudited) and December 31, 2009	4

	Statements of Operations – three months and six months ended June 30, 2010 and 2009 and the period from inception of the development stage on January 1, 2000 to June 30, 2010 (unaudited)	5

	Statements of Cash Flows – six months ended June 30, 2010 and 2009 and the period from inception of the development stage on January 1, 2000 to June 30, 2010 (unaudited)	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	(Removed and Reserved)	13

Item 5.	Other Information	14

Item 6.	Exhibits	14

	Signatures	15

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying balance sheets of Centenary International Corporation at June 30, 2010 and December 31, 2009, and related statements of operations for the three and six months ended June 30, 2010 and 2009 and the period from inception of the development stage on January 1, 2000 through June 30, 2010, and the related statements of cash flows for the six months ended June 30, 2010 and 2009 and from inception of the development stage on January 1, 2000 through June 30, 2010 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended June 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010.

Centenary International Corporation
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$21,907	$6,416
Accrued interest payable	12,309	8,943
Notes payable -related parties	152,226	135,279

Total Current Liabilities	186,442	150,638

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,432,912)	(2,397,108)

Total Stockholders' Equity (Deficit)	(186,442)	(150,638)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Operations
(unaudited)

					From inception
					of the
					Development
					Stage on
					January 1,
	For the Three Months Ended		For the Six Months Ended		2000, Through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
		(Restated)		(Restated)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	21,254	17,559	32,438	25,387	560,573

Total Operating Expenses	21,254	17,559	32,438	25,387	560,573

OPERATING LOSS	(21,254)	(17,559)	(32,438)	(25,387)	(560,573)

OTHER INCOME (EXPENSE)

Other income	-	-	-	-	52,958
Interest expense	(1,731)	(625)	(3,366)	(1,840)	(218,729)

Total Other Income (Expense)	(1,731)	(625)	(3,366)	(1,840)	(165,771)

LOSS FROM CONTINUING OPERATIONS	(22,985)	(18,184)	(35,804)	(27,227)	(726,344)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(22,985)	(18,184)	(35,804)	(27,227)	(2,432,912)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(22,985)	$(18,184)	$(35,804)	$(27,227)	$(2,432,912)

BASIC LOSS PER COMMON SHARE	$(0.04)	$(0.03)	$(0.06)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	576,682	576,682	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			January 1,
	For the Six Months Ended		2000 Through
	June 30,		June 30,
	2010	2009	2010
		(Restated)
OPERATING ACTIVITIES

Net loss	$(35,804)	$(27,227)	$(2,432,912)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Changes in operating assets and liabilities
Increase (decrease) in accrued interest payable	3,366	1,758	232,512
Increase (decrease) in accounts payable	15,491	(685)	247,761

Net Cash Used in Operating Activities	(16,947)	(26,154)	(290,909)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowings of notes payable-related parties	16,947	26,154	290,909

Net Cash Provided by Financing Activities	16,947	26,154	290,909

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$83	$83
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500
Related-party debt forgiveness	$-	$-	$2,918

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company owes notes payable to shareholders of $152,226 and $135,279 plus accrued interest of $12,309 and $8,943 as of June 30, 2010 and December 31, 2009, respectively. The notes payable accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance.  On December 20, 2008, each of the outstanding notes was extended for a period of one year, under the original terms.  As of December 31, 2009, each of these notes was extended through the same date in 2010.  Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On September 22, 2009, the Company executed a non-binding Memorandum of Understanding (the “MOU”) with Clear S.R.L. of Comodoro Rivadavia, Argentina (“Clear SRL”), Oil m&s S.A. (“Oil m&s”) and Petrolera Cerro Negro S.A. (“PCN”) pursuant to which the Company shall acquire from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of PCN which shall become a majority-owned subsidiary of the Company. PCN owns an Oil & Gas Area Concession of “Cerro Negro,” Chubut Province, Argentina.  In payment for the PCN shares, the Company will issue to Clear SRL a total of 2,129,870 new shares of the Company’s common stock.  In addition, Oil m&s agreed to loan to PCN sufficient funds to comply with a Development Program which provides for the drilling of 11 wells in the concession over a specified period of time. The loan to PCN will provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of the Company’s common stock following completion of the eleven new wells.

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

The acquisition is subject to the signing of a definitive acquisition agreement by the parties. Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including obtaining certain governmental approvals in Argentina.  The Company is in the process of forming a wholly-owned subsidiary corporation in Argentina that will likely be used to facilitate the proposed acquisition.  The Company hopes to be able consummate the acquisition by December 31, 2010.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no items to disclose.

NOTE 7 – RESTATEMENT

The Company has restated its financial statements for the three and six months ended June 30, 2009 due to an understatement of accrued interest payable and the forgiveness of debt by a related party.  The Company has also corrected various typographical errors and made minor wording changes in the disclosures.  The effects of the restatements are detailed in the tables below:
		June 30, 2009
	As Previously
	Reported	As Restated	Change .
Total Assets	$-	$-	$-
Total Liabilities	123,078	124,189	1,111
Total Stockholders’ Equity	(123,078)	(124,189)	(1,111)
Net Loss (Three Months)	(18,183)	(18,183)	-
Net Loss (Six Months)	(26,921)	(27,227)	(306)
Net Loss per Common Share (Basic)(Three Months)	$(0.03)	$(0.03)	$(0.00)
Net Loss per Common Share (Basic)(Six Months)	$(0.05)	$(0.05)	$(0.00)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Except as disclosed in a Current Report on Form 8-K filed by Centenary on September 25, 2009, Centenary has not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.  As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants.

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

The acquisition is subject to the signing of a definitive acquisition agreement by the parties.  Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including obtaining certain governmental approvals in Argentina.  The Company hopes to be able to consummate the acquisition by December 31, 2010.

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 16 out of 20 oil wells in production at present. Until 12/31/2008 it had an accumulated production of 1,500,000 barrels of oil equivalent (“boe”).

The concession finishes on 12/31/2025 and until this time the proved reserves of oil reach 6,700,000 boe and unproved reserves reach 7,300,000 boe.

Results of Operations

Three Months Ended June 30, 2010

Revenues and Other Income

We had no revenues in either of the three month periods ended June 30, 2010 or 2009.  We had no other income for either of the three month periods ended June 30, 2010 or 2009.

Expenses

We had general and administrative expenses of $21,254 in the three month period ended June 30, 2010, an increase of $3,695 from the $17,559 of general and administrative expenses incurred in the three month period ended June 30, 2009.  The increase in general and administrative expense is primarily attributable to an increase in professional fees in the later period.  We incurred interest expense of $1,731 in the three months ended June 30, 2010, an increase of $1,106 from the interest expense of $625 incurred in the three months ended June 30, 2009.  The increase in interest expense in the later period is attributable to the fact that the balance of the notes payable – related parties was higher in the later period.

Net Losses

We had a net loss of $22,985, or ($0.04) per share, during the three month period ended June 30, 2010, compared to a net loss of $18,184, or ($0.03) per share, during the comparable period of 2009.

Six Months Ended June 30, 2010

Revenues and Other Income

We had no revenues in either of the six month periods ended June 30, 2010 or 2009.  We recorded no other income in the six month periods ended June 30, 2010, or 2009.

Expenses

We had general and administrative expenses of $32,438 in the six month period ended June 30, 2010, an increase of $7,051 from the $25,387 of general and administrative expenses incurred in the six month period ended June 30, 2009.  The increase in general and administrative expenses is primarily attributable to an increase in professional fees during the later period.  We incurred interest expense of $3,366 in the six months ended June 30, 2010, an increase of $1,526 from the interest expense of $1,840 incurred in the six months ended June 30, 2009.  The increase in interest expense is attributable to the fact that the balance of the notes payable – related parties was larger in the later period.

Net Losses

We had a net loss of $35,804, or ($0.06) per share, during the six month period ended June 30, 2010, compared to a net loss of $27,227, or $(0.05) per share, during the comparable period of 2009.  The primary reason for the $8,577 increase in net loss was an increase in professional fees.

Liquidity and Capital Resources – June 30, 2010

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.  As of June 30, 2010 the Company had $0 in total assets, with total liabilities of $186,442.  The liabilities consist primarily of notes payable – related party, accrued interest payable and accounts payable.

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

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company.  There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses.As of June 30, 2010 we had no cash and current liabilities totaled $186,442.  The Company will need to raise approximately an additional $200,000 in financing or equity capital to sustain operations for the next twelve months.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation on our business and operations.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2009 or during the year ended December 31, 2008.  The Company expended no amounts on capital expenditures during the six months ended June 30, 2010, and the Company has no current plans for the purchase or sale of any plant or equipment in the current fiscal year.

Critical Accounting Policies

In the notes to the Company’s financial statements for the year ended December 31, 2009, included in the Company’s annual report filed on Form 10-K/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,432,912 as of June 30, 2010.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources.  Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes:  (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans from our principal shareholders and/or various financial institutions, where possible.  Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

As stated above, Centenary announced that on September 22nd 2009, it executed a non-binding Memorandum of Understanding (the “MOU”) with Clear S.R.L. of Comodoro Rivadavia, Argentina (“Clear SRL”), Oil m&s S.A. (“Oil m&s”) and Petrolera Cerro Negro S.A. (“PCN”) pursuant to which Centenary shall acquire from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of  PCN which shall become a majority-owned subsidiary of Centenary.  PCN owns the Oil & Gas Area Concession of “Cerro Negro,” Chubut Province, Argentina, valued at approximately US$1,064,935.  In payment for the PCN shares, Centenary will issue to Clear SRL a total of 2,129,870 new shares of Centenary common stock.  In addition, Oil will loan to PCN sufficient funds to comply with a Development Program which provides for the drilling of 11 wells in the concession over a specified period of time.  The loan to PCN will provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of Centenary common stock following completion of the eleven new wells.  The acquisition is subject to the signing of a definitive acquisition agreement by the parties.  Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including obtaining certain governmental approvals in Argentina.  The Company hopes to be able to consummate the acquisition by December 31, 2010.

Because we lack significant funds, it may be necessary for our officers, directors or principal shareholders or their affiliates to either advance funds or to accrue expenses until such time as a successful business consolidation can be made.  Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.  However, if we engage outside advisors or consultants in our search for business opportunities, our expenses will increase.

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

Net Operating Loss

We have accumulated approximately $248,000 of net operating loss carry forwards as of June 30, 2010.  This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2030.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used.  No tax benefit has been reported in the financial statements as of June 30, 2010 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

A “smaller reporting company” (as defined by Item 10 of Regulation S-K) is not required to provide the information required by this Item pursuant to Item 305(e) of Regulation S-K.

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

During the three months ended June 30, 2010, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	Risk Factors

A “smaller reporting company” (as defined by Item 10 of Regulation S-K) is not required to provide the information specified by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2010, the Company did not issue any shares of its unregistered common stock.  For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2006.

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

CENTENARY INTERNATIONAL CORPORATION

Date: August 11, 2010	By:	/s/ Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive
Officer, Chief Financial Officer and
Principal Accounting Officer