Form 10-Q
period 2010-09-30
CENTENARY INTERNATIONAL CORP
filed 2010-11-02
CIK 759999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 15, 2010

Common Stock, $0.001 par value	576,682

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.               Financial Statements

The accompanying balance sheets of Centenary International Corporation at September 30, 2010 and December 31, 2009, and the related statements of operations for the three and nine months ended September 30, 2010 and 2009 and the period from inception of the development stage on January 1, 2000 through September 30, 2010, and the related statements of cash flows for the nine months ended September 30, 2010 and 2009 and from inception of the development stage on January 1, 2000 through September 30, 2010 have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010.

Centenary International Corporation
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$4,030	$6,416
Accrued interest payable	14,246	8,943
Notes payable - related parties	180,126	135,279

Total Current Liabilities	198,402	150,638

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,444,872)	(2,397,108)

Total Stockholders' Equity (Deficit)	(198,402)	(150,638)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From inception
					of the
					Development
					Stage on
					January 1,
	For the Three Months Ended		For the Nine Months Ended		2000, Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
		(Restated)		(Restated)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	10,023	6,247	42,461	31,634	570,596

Total Operating Expenses	10,023	6,247	42,461	31,634	570,596

OPERATING LOSS	(10,023)	(6,247)	(42,461)	(31,634)	(570,596)

OTHER INCOME (EXPENSE)
	-	-	-	-	52,958
Other income Interest expense	(1,937)	(368)	(5,303)	(2,208)	(220,666)

Total Other Income (Expense)	(1,937)	(368)	(5,303)	(2,208)	(167,708)

LOSS FROM CONTINUING OPERATIONS	(11,960)	(6,615)	(47,764)	(33,842)	(738,304)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(11,960)	(6,615)	(47,764)	(33,842)	(2,444,872)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(11,960)	$(6,615)	$(47,764)	$(33,842)	$(2,444,872)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.01)	$(0.08)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	576,682	576,682	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			January 1,
	For the Nine Months Ended		2000 Through
	September 30,		September 30,
	2010	2009	2010
		(Restated)
OPERATING ACTIVITIES

Net loss	$(47,764)	$(33,842)	$(2,444,872)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Changes in operating assets and liabilities
Increase (decrease) in accrued interest payable	5,303	2,208	234,449
Increase (decrease) in accounts payable	(2,386)	(4,329)	229,884

Net Cash Used in Operating Activities	(44,847)	(35,963)	(318,809)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowings of notes payable-related parties	44,847	35,963	318,809

Net Cash Provided by Financing Activities	44,847	35,963	318,809

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$83
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500
Related-party debt forgiveness	$-	$-	$2,918

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company owes notes payable to shareholders of $180,126 and $135,279 plus accrued interest of $14,246 and $8,943 as of September 30, 2010 and December 31, 2009, respectively. The notes payable accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance. On December 20, 2008, each of the outstanding notes was extended for a period of one year, under the original terms. As of December 31, 2009, each of these notes was extended through the same date in 2010. Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date.

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

NOTE 7 – RESTATEMENT

The Company has restated its financial statements for the three and nine months ended September 30, 2009 due to an understatement of accrued interest payable and the forgiveness of debt by a related party. The Company has also corrected various typographical errors and made minor wording changes in the disclosures. The effects of the restatements are detailed in the tables below:

	September 30, 2009
	As Previously
	Reported	As Restated	Change .
Total Assets	$-	$-	$-
Total Liabilities	129,693	130,804	1,111
Total Stockholders’ Equity	(129,693)	(130,804)	(1,111)
Net Loss (Three Months)	(6,615)	(6,615)	-
Net Loss (Nine Months)	(33,536)	(33,842)	(306)
Net Loss per Common Share (Basic)(Three Months)	$(0.01)	$(0.01)	$(0.00)
Net Loss per Common Share (Basic)(Nine Months)	$(0.06)	$(0.06)	$(0.00)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three Months Ended September 30, 2010

Revenues and Other Income

We had no revenues in either of the three month periods ended September 30, 2010 or 2009. We had no other income for either of the three month periods ended September 30, 2010 or 2009.

Expenses

We had general and administrative expenses of $10,023 in the three month period ended September 30, 2010, an increase of $3,776 from the $6,247 of general and administrative expenses incurred in the three month period ended September 30, 2009. The increase in general and administrative expenses is primarily attributable to an increase in professional fees in the later period. We incurred interest expense of $1,937 in the three months ended September 30, 2010, an increase of $1,569 from the interest expense of $368 incurred in the three months ended September 30, 2009. The increase in interest expense is attributable to the fact that the balance of the notes payable – related parties was higher in the later period.

Net Losses

We had a net loss of $11,960, or ($0.02) per share, during the three month period ended September 30, 2010, compared to a net loss of $6,615, or ($0.01) per share, during the comparable period of 2009. Our $5,345 increase in net loss in the later period is attributable to increases in general and administrative expenses and interest expense in the later period.

Nine Months Ended September 30, 2010

Revenues and Other Income

We had no revenues in either of the nine month periods ended September 30, 2010 or 2009. We recorded no other income in the nine month periods ended September 30, 2010, or 2009.

Expenses

We had general and administrative expenses of $42,461 in the nine month period ended September 30, 2010, an increase of $10,827 from the $31,634 of general and administrative expenses incurred in the nine month period ended September 30, 2009. The increase in general and administrative expenses is primarily attributable to an increase in professional fees during the later period. We incurred interest expense of $5,303 in the nine months ended September 30, 2010, an increase of $3,095 from the interest expense of $2,208 incurred in the nine months ended September 30, 2009. The increase in interest expense is attributable to the fact that the balance of the notes payable – related parties was larger in the nine months ended September 30, 2010 than in the nine months ended September 30, 2009.

Net Losses

We had a net loss of $47,764, or ($0.08) per share, during the nine month period ended September 30, 2010, compared to a net loss of $33,842, or ($0.06) per share, during the comparable period of 2009. The primary reasons for the $13,922 increase in net loss were an increase in professional fees and an increase in interest expense.

Liquidity and Capital Resources – September 30, 2010

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of September 30, 2010 the Company had $0 in total assets, with total liabilities of $198,402. The liabilities consist of notes payable – related parties of $180,126, accrued interest payable of $14,246 and accounts payable of $4,030.

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

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses. As of September 30, 2010 we had no cash and current liabilities totaled $198,402. The Company will need to raise approximately an additional $200,000 in financing or equity capital to sustain operations for the next twelve months.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation on our business and operations.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2009 or during the year ended December 31, 2008. The Company expended no amounts on capital expenditures during the nine months ended September 30, 2010, and the Company has no current plans for the purchase or sale of any plant or equipment in the current fiscal year.

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

Going Concern

The Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,397,108 as of December 31, 2009. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes:  (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans from our principal shareholders and/or various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Net Operating Loss

We have accumulated approximately $260,000 of net operating loss carry forwards as of September 30, 2010. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2030. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of September 30, 2010 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

During the three months ended September 30, 2010, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

During the three month period ended September 30, 2010, the Company did not issue any shares of its unregistered common stock.  For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2006.

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

CENTENARY INTERNATIONAL CORPORATION

Date: November 1, 2010	By:	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive
Officer, Chief Financial Officer and
Principal Accounting Officer