Form 10-K
period 2010-12-31
CENTENARY INTERNATIONAL CORP
filed 2011-03-15
CIK 759999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 For the Fiscal Year Ended December 31, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The Registrant had 576,682 shares of common stock, $0.001 par value, outstanding as of February 4, 2011.

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

Focus on Energy Business

The control of Centenary changed in November 2006.  At that time, the Company decided to change its focus to identify and obtain projects related to the energy industry, particularly in South America. These projects can be acquired by direct investment, or by means of total or partial acquisition of an existing business or company.

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

Proposed Acquisition

As disclosed in a Current Report on Form 8-K filed by Centenary on September 25, 2009, Centenary announced that on September 22nd 2009, it executed a non-binding Memorandum of Understanding (the “MOU”) with Clear S.R.L. of Comodoro Rivadavia, Argentina (“Clear SRL”), Oil m&s S.A. (“Oil m&s”) and Petrolera Cerro Negro S.A. (“PCN”) pursuant to which Centenary shall acquire from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of  PCN which shall become a majority-owned subsidiary of Centenary.  PCN owns the Oil & Gas Area Concession of “Cerro Negro,” Chubut Province, Argentina, valued at approximately US$1,064,935.  In payment for the PCN shares, Centenary will issue to Clear SRL a total of 2,129,870 new shares of Centenary common stock.  In addition, Oil m&s will loan to PCN sufficient funds to comply with a Development Program which provides for the drilling of 11 wells in the concession over a specified period of time.  The loan to PCN will provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of Centenary common stock following completion of the eleven new wells.

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

The acquisition is subject to the signing of a definitive acquisition agreement by the parties.  Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including obtaining certain governmental approvals in Argentina.  An application was filed in Chubut Province, Argentina in March 2010 seeking government approval to allow Centenary to become a shareholder of an Argentine company.  The application is in process.  The Company hopes to be able to obtain the necessary governmental approval and complete the acquisition by December, 2011.

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 16 out of 20 oil wells in production at present. Until December 31, 2008 it had an accumulated production of 1,500,000 barrels of oil equivalent (“boe”).

The concession finishes on December 31, 2025 and until this time the proved reserves of oil reach 6,700,000 boe and unproved reserves reach 7,300,000 boe.
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

Employees

The Company has no employees presently.  The Company’s President, Carlos Fabian De Sousa, presently is not paid for his services as an officer, director or employee of the Company, and it is presently anticipated that he will not be compensated for his services as an officer, director or employee during 2011, prior to the consummation of an acquisition.

ITEM 1A.	RISK FACTORS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The following factors have affected or could affect actual results and could cause such results to differ materially from those expressed in any forward-looking statements made.  Investors should consider carefully the following risks and speculative factors inherent in and affecting the business of Centenary and an investment in our common stock.

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

We reported a net loss of $59,218 for the year ended December 31, 2010 and a loss of $53,676 for the year ended December 31, 2009.  Our accumulated deficit since inception of the development stage on January 1, 2000 was $2,456,326 at December 31, 2010.

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

We presently have no market for our common stock.  Historically, when a market for our stock has existed, our common stock has traded in low volumes and at low prices.  Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment.  Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.  This has the effect of limiting the pool of potential purchasers of our common stock at present price levels.  Shareholders may find greater percentage spreads between bid and asked prices, and more difficulty in completing transactions and higher transaction costs when buying or selling our common stock than they would if our stock were listed on a major stock exchange.

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

From January 2000 through year end 2010 we have occupied an office provided at no cost by our President.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.  To the best of the Company’s knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against the Company.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded over-the-counter.  It is listed in the Pink Sheets under the symbol "CTYI."  To the best of the Company’s knowledge there has been no active trading market in the Company’s common stock during the two years ended December 31, 2010.  The high and low bid prices for our shares are estimated below for the periods depicted. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR ENDED December 31, 2009:	LOW	HIGH

1st Quarter	$0.00	0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

YEAR ENDED December 31, 2010:	LOW	HIGH

1st Quarter	$0.00	0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

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

Stockholders

As of February 4, 2011 there were approximately 564 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

Dividends

We have not declared any cash dividends during the last two fiscal years, and do not anticipate paying such dividends in the near future. We anticipate that all earnings, if any, over the next 12 to 24 months will likely be retained for future use in operations or investments in business, although the Board of Directors may decide otherwise. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common or preferred shareholders.  There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on our securities, except for any applicable limitations under Nevada corporate law.

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

Recent Sales of Unregistered Securities

The Company issued no shares of its common stock during the year ended December 31, 2010 which were not registered under the Securities Act of 1933.

For information concerning sales of shares of the Company's common stock by the Company which were not registered under the Securities Act of 1933 during the fiscal years ended December 31, 2008 and December 31, 2009, please refer to the Company's annual reports on Form 10-KSB or Form 10-K for the fiscal years ended December 31, 2008 and December 31, 2009, respectively, and to the Company’s quarterly reports on Form 10-QSB or 10-Q for the quarters ended March 31, 2008 and 2009, June 30, 2008 and 2009 and September 30, 2008 and 2009.

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

As stated above, Centenary announced that on September 22nd 2009, it executed a non-binding MOU with Clear SRL, Oil m&s and PCN pursuant to which Centenary shall acquire from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of  PCN which shall become a majority-owned subsidiary of Centenary.  PCN owns the Oil & Gas Area Concession of “Cerro Negro,” Chubut Province, Argentina, valued at approximately US$1,064,935.  In payment for the PCN shares, Centenary will issue to Clear SRL a total of 2,129,870 new shares of Centenary common stock.  In addition, Oil m&s will loan to PCN sufficient funds to comply with a development program which provides for the drilling of 11 wells in the concession over a specified period of time.  The loan to PCN will provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of Centenary common stock following completion of the eleven new wells.  The acquisition is subject to the signing of a definitive acquisition agreement by the parties.  Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including government approvals in Argentina.  The Company hopes to be able to consummate the acquisition by December, 2011.

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

Results of Operations

Revenues and Other Income

During the twelve month period ended December 31, 2010, the Company remained in the development stage and we did not realize any revenues from operations.  Similarly, we did not realize any revenues from operations during the year ended December 31, 2009.  If we are able to successfully complete the proposed acquisition of PCN during the year ending December 31, 2011, we should begin to generate revenues in the year ending December 31, 2011 through PCN.

Expenses

General and administrative expenses totaled $51,895 in the year ended December 31, 2010, an increase of $3,937 from the $47,958 of general and administrative expenses incurred in the year ended December 31, 2009.  Interest expense incurred in the year ended December 31, 2010 was $7,323, an increase of $1,605 from the $5,718 interest expense incurred in the year ended December 31, 2009.  The increase in interest expense is attributable to the increased notes payable – related parties balance during 2010.  Our expenses are primarily legal and accounting costs incurred in connection with our public filings.  If we are able to successfully complete the proposed acquisition of PCN during the year ending December 31, 2011, we expect that our general and administrative expenses will increase significantly due to the operations of PCN.

Net Losses
As a result of the foregoing, the Company incurred a net loss of $59,218, or ($0.10) per share, in the year ended December 31, 2010, compared to a net loss of $53,676, or ($0.09) per share, incurred in the year ended December 31, 2009.  Our increase in net loss in the later period is due to the increases in general and administrative expense and interest expense in the later period.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.  As of December 31, 2010 the Company has no total assets, and total liabilities of $209,856.  The liabilities consist of notes payable-related parties of $190,925, accounts payable of $2,665 and accrued interest of $16,266.

Cash flow used in operating activities was $55,646 for the twelve month period ended December 31, 2010, which is identical to the financing cash flows from notes payable borrowed.  It reflects the $59,218 net loss incurred for the year ended December 31, 2010, less the $7,323 increase in accrued interest payable, partially offset by the $3,751 decrease in accounts payable.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months.  The Company anticipates that it may need to raise approximately $200,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months if the Company remains as a development stage company searching for business opportunities.  If the Company successfully closes its proposed acquisition of PCN during 2011, the Company anticipates that it may need to raise approximately $200,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months.  We have no current commitments or arrangements with respect to, or immediate sources of funding, except that if we successfully consummate the proposed acquisition of PCN, Oil m&s has agreed to loan PCN sufficient funds to comply with a development program which provides for the drilling of 11 wells in the Cerro Negro concession over a specified period of time. Further, no assurances can be given that other funding will be available to us on acceptable terms. Although, our major shareholder or a company controlled by him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

All of the Company’s liabilities are current liabilities due within the next year.

The Company has no current plans to make any changes in the number of employees unless the Company can successfully close the proposed acquisition of PCN, in which case the Company would expect to have two employees following the acquisition.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2010 or during the year ended December 31, 2009.  The Company has no current plans for the purchase or sale of any plant or equipment.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2010, included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,456,326 as of December 31, 2010. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources.  Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans and grants from our principal shareholders and/or various financial institutions, where possible.  Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

In preparing financial statements for the year ended December 31, 2010, the Company adopted the following accounting pronouncements:

The FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) No. 2009-2 through ASU No. 2011-01 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information specified by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements as of and for the fiscal years ended December 31, 2010 and 2009, have all been examined to the extent indicated in their report by Pritchett, Siler & Hardy, P.C., independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles. The aforementioned financial statements are included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Centenary International Corporation
Buenos Aires, Argentina

We have audited the accompanying balance sheets of Centenary International Corporation [a development stage company] as of December 31, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from inception of the development stage on January 1, 2000 through December 31, 2010. Centenary International Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centenary International Corporation as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from inception of the development stage on January 1, 2000 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.
/s/ Pritchett, Siler & Hardy, P.C.
Salt Lake City, Utah
March 15, 2011

Centenary International Corporation
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,665	$6,416
Accrued interest payable	16,266	8,943
Notes payable - related parties	190,925	135,279

Total Current Liabilities	209,856	150,638

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,456,326)	(2,397,108)

Total Stockholders' Equity (Deficit)	(209,856)	(150,638)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Operations

			From inception
			of the
			Development
			Stage on
			January 1,
	For the Year Ended		2000, Through
	December 31,		December 31,
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	51,895	47,958	580,030

Total Operating Expenses	51,895	47,958	580,030

OPERATING LOSS	(51,895)	(47,958)	(580,030)

OTHER INCOME (EXPENSE)

Other income	-	-	52,958
Interest expense	(7,323)	(5,718)	(222,686)

Total Other Income (Expense)	(7,323)	(5,718)	(169,728)

LOSS FROM CONTINUING OPERATIONS	(59,218)	(53,676)	(749,758)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(59,218)	(53,676)	(2,456,326)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(59,218)	$(53,676)	$(2,456,326)

BASIC LOSS PER COMMON SHARE	$(0.10)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2000	193,600	$194	$8,360,035	$(6,319,106)	$2,041,123

Net loss for the year ended December 31, 2000	-	-	-	(2,761,106)	(2,761,106)

Balance, December 31, 2000	193,600	194	8,360,035	(9,080,212)	(719,983)

Net loss for the year ended December 31, 2001	-	-	-	(73,000)	(73,000)

Balance, December 31, 2001	193,600	194	8,360,035	(9,153,212)	(792,983)

Net loss for the year ended December 31, 2002	-	-	-	(73,000)	(73,000)

Balance, December 31, 2002	193,600	194	8,360,035	(9,226,212)	(865,983)

Net loss for the year ended December 31, 2003	-	-	-	(73,000)	(73,000)

Balance, December 31, 2003	193,600	194	8,360,035	(9,299,212)	(938,983)

Net loss for the year ended December 31, 2004	-	-	-	(73,000)	(73,000)

Balance, December 31, 2004	193,600	194	8,360,035	(9,372,212)	(1,011,983)

Net income for the year ended December 31, 2005	-	-	-	897,544	897,544

Balance, December 31, 2005	193,600	194	8,360,035	(8,474,668)	(114,439)

Contributed capital	-	-	10,929	-	10,929

Net loss for the year ended December 31, 2006	-	-	-	(24,273)	(24,273)

Balance, December 31, 2006	193,600	194	8,370,964	(8,498,941)	(127,783)

Common stock issued for debt at $0.50 per share	383,001	383	191,117	-	191,500

Net loss for the year ended December 31, 2007	-	-	-	(98,117)	(98,117)

Balance, December 31, 2007	576,601	$577	$8,562,081	$(8,597,058)	$(34,400)

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2007	576,601	$577	$8,562,081	$(8,597,058)	$(34,400)

Fractional shares issued	81	-	-	-	-

Capital contributed by shareholder	-	-	2,918	-	2,918

Net loss for the year ended December 31, 2008 (Restated)	-	-	-	(65,480)	(65,480)

Balance, December 31, 2008 (Restated)	576,682	577	8,564,999	(8,662,538)	(96,962)

Net loss for the year ended December 31, 2009	-	-	-	(53,676)	(53,676)

Balance, December 31, 2009	576,682	577	8,564,999	(8,716,214)	(150,638)

Net loss for the year ended December 31, 2010	-	-	-	(59,218)	(59,218)

Balance, December 31, 2010	576,682	$577	$8,564,999	$(8,775,432)	$(209,856)

	Deficit accumulated prior to the development stage			(6,319,106)

	Deficit accumulated during the development stage			(2,456,326)

	Total Accumulated Deficit			(8,775,432)

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			of the
			Development
			Stage on
			January 1,
	For the Year Ended		2000 Through
	December 31,		December 31,
	2010	2009	2010
OPERATING ACTIVITIES

Net loss	$(59,218)	$(53,676)	$(2,456,326)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Changes in operating assets and liabilities
Increase (decrease) in accrued interest payable	7,323	5,683	236,469
Increase (decrease) in accounts payable	(3,751)	(1,493)	228,519

Net Cash Used in Operating Activities	(55,646)	(49,486)	(329,608)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowings of notes payable-related parties	55,646	49,486	329,608

Net Cash Provided by Financing Activities	55,646	49,486	329,608

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$83
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500
Related-party debt forgiveness	$-	$-	$2,918

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

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

The Company has no products or services as of December 31, 2010. The Company’s current business model is to be a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Income (Loss) Per Share

For the Year Ended December 31, 2010
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(59,218)	576,682	$(0.10)

For the Year Ended
December 31, 2009
Income	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(53,676)	576,682	$(0.09)

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

c. Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Centenary International Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

	2010	2009

Deferred tax assets
NOL carryover	$39,637	$31,852
Related-party interest	2,440	1,341
Valuation allowance	(42,077)	(33,193)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 15% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009

Book loss	$(8,876)	$(8,051)
Valuation allowance	8,876	8,051

	$-	$-

At December 31, 2010, the Company had net operating loss carry forwards of approximately $264,000 that may be offset against future taxable income through the year 2030. No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

The Compay has no tax provisions at December 31, 2010 and 2009, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the periods ended December 31, 2010 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2010 and December 31, 2009.  All tax years starting with 2007 are open for examination.

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

Centenary International Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Fair Value of Financial Instruments

As at December 31, 2010, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

f. Recently Issued Accounting Pronouncements

The FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) No. 2009-2 through ASU No. 2011-01 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

g. Equity-Based Compensation

The Company adopted ASC 718, "Compensation - Stock Compensation" (SFAS No. 123-R) effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company has not issued any equity based compensation as of December 31, 2010.

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
December 31, 2010 and 2009

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company owes notes payable to shareholders of $190,925 plus accrued interest of $16,266 as of December 31, 2010. The notes payable accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance.  On December 20, 2009, each of the outstanding notes was extended for a period of one year, under the original terms.  As of December 31, 2010, each of these notes had been extended for an additional one-year, again under the original terms.

 NOTE 5 – PENDING ACQUISITION

On September 22, 2009, the Company executed a non-binding Memorandum of Understanding (the “MOU”) with Clear S.R.L. of Comodoro Rivadavia, Argentina (“Clear SRL”), Oil m&s S.A. (“Oil m&s”) and Petrolera Cerro Negro S.A. (“PCN”) pursuant to which the Company will acquire from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of  PCN which will become a majority-owned subsidiary of Centenary.  PCN owns the Oil & Gas Area Concession of “Cerro Negro,” Chubut Province, Argentina.  In payment for the PCN shares, the Company will issue to Clear SRL a total of 2,129,870 new shares of the Company’s common stock.  In addition, Oil m&s will loan to PCN sufficient funds to comply with a Development Program which provides for the drilling of 11 wells in the concession over a specified period of time.  The loan to PCN will provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of the Company’s common stock following completion of the eleven new wells.

The acquisition of PCN by Centenary will be a related-party transaction since Clear SRL is owned sixty percent (60%) by Mr. Cristobal Manual Lopez.  The Company is owned forty-eight and 37/100 percent (48.37%) directly by Mr. Lopez and forty and 40/100 percent (40.40%) by Oil m&s.  Mr. Lopez owns forty percent (40%) of Oil m&s and serves as its President and director.  Mr. Carlos Fabian DeSousa, the President and sole director of Centenary, is a thirty percent (30%) owner of Oil m&s and serves as its Vice President and director.

The acquisition is subject to the signing of a definitive acquisition agreement by the parties.  Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including obtaining certain governmental approvals in Argentina.  The Company is awaiting final approval from the Argentine provincial authority to commence business operations pursuant to the acquisition.

 NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES
The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, Carlos Fabian De Sousa, acting as our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.  There have been no changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework.  Based upon this evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were effective as of December 31, 2010.

During the quarter ended December 31, 2010, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and directors: as of December 31, 2010:

Name	Age	Position

Carlos Fabian De Sousa	43	President, Sole Director, Chief Executive Officer,
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2010, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

The following table shows compensation earned during fiscal 2010 and 2009 by the Chief Executive Officer and by any other executive officers whose compensation during one of the two fiscal years totaled $100,000 or more.  The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

SUMARY COMPENSATION TABLE
				Number of
				Securities	All Other
Name and	Fiscal			Underlying	Compensation
Principal Positions	Year	Salary	Bonus	Options	(1)	Total
Carlos Fabian De Sousa	2010	$-0-	$-0-	$-0-	$-0-	$-0-
CEO, CFO & Director	2009	$-0-	$-0-	$-0-	$-0-	$-0-

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

Compensation Committee Report

The Company has no compensation committee, and the function of the compensation committee is handled by the Board of Directors.  Carlos Fabian De Sousa is the only member of the Board of Directors.  He is also an officer of the Company.  He decided that he would not be paid any compensation from the Company during 2010 and 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to the Company to be the beneficial owners of more than five percent (5.0%) of the Company’s common stock as of February 4, 2011, and the percentages are based on 576,601 shares issued and outstanding as of that date. Each of these persons has sole investment and sole voting power over the shares indicated, except as described otherwise below.

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

Security ownership of management

The following table sets forth the share holdings of the Company's directors and executive officers as of February 4, 2011, and the percentages are based on 576,601 shares issued and outstanding as of that date.  These persons have sole investment and sole voting power over the shares indicated, except as described otherwise below.

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

Transactions with Management and Others

During the past two fiscal years of the Company, and since then, there have been no material transactions or series of similar transactions to which the Company or any of our subsidiaries were or are to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, in which any related person (as defined in Item 404 of Regulation S-K) had a director or indirect material interest, except for the following:

(1) the Company paid $2,500 to Hector Patron Costas, its former Chief Executive Officer, for fees during the year ended December 31, 2009;

(2) during 2009 and 2010, the Company continued to borrow additional funds from Oil m&S S.A.  Oil m&S S.A. is a company owned and controlled by Mr. Cristobal Manual Lopez, the Company’s principal shareholder, and Carlos Fabian De Sousa, the Company’s CEO and Director.  As of December 31, 2010, the Company owed notes payable to Oil m&s S.A. in the amount of $190,925 plus accrued interest of $16,266.  The notes payable accrue interest at LIBOR plus 2% per annum, are unsecured and are due upon demand.  No interest or principal payments were paid on this loan during 2009, or 2010;

(3) the Company presently uses an office that is provided free of charge by the Company’s President; and

(4) On September 22nd 2009, Centenary executed a non-binding MOU with Clear SRL, Oil m&s and PCN pursuant to which Centenary shall acquire from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of  PCN which shall become a majority-owned subsidiary of Centenary.  In payment for the PCN shares, Centenary will issue to Clear SRL a total of 2,129,870 new shares of Centenary common stock.  In addition, Oil m&s will loan to PCN sufficient funds to comply with a development program which provides for the drilling of 11 wells in the concession over a specified period of time.  The loan to PCN will provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of Centenary common stock following completion of the eleven new wells.  The acquisition of PCN by Centenary will be a related party transaction since Clear SRL is owned sixty percent (60%) by Mr. Cristobal Manual Lopez.  Centenary is owned forty-eight and 37/100 percent (48.37%) directly by Mr. Lopez and forty and 40/100 percent (40.40%) by Oil m&s.  Mr. Lopez owns forty percent (40%) of Oil m&s and serves as its President and director.  Mr. Carlos Fabian DeSousa, the President and sole director of Centenary, is a thirty percent (30%) owner of Oil m&s and serves as its Vice President and director.  The acquisition is subject to the signing of a definitive acquisition agreement by the parties.  Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including obtaining governmental approvals in Argentina.  The Company hopes to be able to complete the acquisition by December, 2011.

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

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

Our board of directors reviews, and must approve any related person transactions before such transactions are engaged in by the Company.  A related person means any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is known to be the beneficial owner of more than 5% of any class of our voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owners; and any firm, corporation, or other entity in which any of the foregoing persons is employed or is a general partner or principal or is a similar position or in which such person has a 5% or greater beneficial ownership interest.  Our board of directors reviews these related person transactions and considers all of the relevant facts and circumstances available to the board of directors, including (if applicable) but not limited to; the benefits to us; the availability of other sources of comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally.  The board of directors may approve only those related person transactions that are in, or are not inconsistent with the best interests of us and of our stockholders, as the board of directors determines in good faith.  At the beginning of each fiscal year, the board of directors will review any previously approved or ratified related person transactions that remain ongoing and have a remaining term of more than six months.  The board of directors will consider all of the relevant facts and circumstances and will determine if it is in the best interests of us and our stockholders to continue, modify or terminate these related person transactions.

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

Audit Fees

The following is a summary of the fees billed to us by Pritchett, Siler & Hardy, P.C., our current independent accountant, for the fiscal years ended December 31, 2010 and 2009, and by Moore & Associates, Chartered, our previous independent accountant, for professional services rendered for the fiscal year ended December 31, 2009:

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees

Audit Fees	$14,400	$6,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$14,400	$6,000

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

Centenary International Corporation

Date: March 15, 2011	By	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos Fabian De Sousa	Director	March 15, 2011
Carlos Fabian De Sousa

EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION

3.1	*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

3.2	*	By-laws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

3.3	*
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