Form 10-Q
period 2011-03-31
CENTENARY INTERNATIONAL CORP
filed 2011-05-13
CIK 759999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 6, 2011
Common Stock, $.001 par value	576,682

TABLE OF CONTENTS

Heading		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets – March 31, 2011 (unaudited) and December 31, 2010	4

	Statements of Operations – three months ended March 31, 2011 and 2010 and the period from inception of the development stage on January 1, 2000 to March 31, 2011 (unaudited)	5

	Statements of Cash Flows – three months ended March 31, 2011 and 2010 and the period from inception of the development stage on January 1, 2000 to March 31, 2011 (unaudited)	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitive and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	(Removed and Reserved)	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	16

PART I – FINANCIAL INFORMATION

Item 1.               Financial Statements

The accompanying balance sheets of Centenary International Corporation at March 31, 2011 and December 31, 2010, and the related statements of operations and cash flows for the three months ended March 31, 2011 and 2010 and the period from inception of the development stage on January 1, 2000 through March 31, 2011, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended March 31, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011.

Centenary International Corporation
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)

ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$9,218	$2,665
Accrued interest payable - related parties	18,291	16,266
Notes payable - related parties	201,798	190,925

Total Current Liabilities	229,307	209,856

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,475,777)	(2,456,326)

Total Stockholders' Equity (Deficit)	(229,307)	(209,856)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Operations
(unaudited)

			From inception
			of the
			Development
			Stage on
			January 1,
	For the Three Months Ended		2000 Through
	March 31,		March 31,
	2011	2010	2011

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	17,426	11,184	597,456

Total Operating Expenses	17,426	11,184	597,456

OPERATING LOSS	(17,426)	(11,184)	(597,456)

OTHER INCOME (EXPENSE)

Other income	-	-	52,958
Interest expense	(2,025)	(1,635)	(224,711)

Total Other Income (Expense)	(2,025)	(1,635)	(171,753)

LOSS FROM CONTINUING OPERATIONS	(19,451)	(12,819)	(769,209)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(19,451)	(12,819)	(2,475,777)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(19,451)	$(12,819)	$(2,475,777)

BASIC LOSS PER COMMON SHARE	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
			of the
			Development
			Stage on
			January 1,
	For the Three Months Ended		2000 Through
	March 31,		March 31,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(19,451)	$(12,819)	$(2,475,777)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Changes in operating assets and liabilities
Increase (decrease) in accrued interest payable	2,025	1,635	238,494
Increase (decrease) in accounts payable	6,553	3,460	235,072

Net Cash Used in Operating Activities	(10,873)	(7,724)	(340,481)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowings of notes payable-related parties	10,873	7,724	340,481

Net Cash Provided by Financing Activities	10,873	7,724	340,481

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$83
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500
Related-party debt forgiveness	$-	$-	$2,918

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company owes notes payable to shareholders of $201,798 and $190,925 plus accrued interest of $18,291 and $16,266 as of March 31, 2011 and December 31, 2010, respectively. The notes payable accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance. On December 20, 2009, each of the outstanding notes was extended for a period of one year, under the original terms. As of December 31, 2010, each of these notes was extended through the same date in 2011. Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and 2010

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

The acquisition is subject to the signing of a definitive acquisition agreement by the parties. Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including obtaining certain governmental approvals in Argentina. The Company is in the process of forming a wholly-owned subsidiary corporation in Argentina that will likely be used to facilitate the proposed acquisition. The Company hopes to be able to consummate the acquisition by December 31, 2011.

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

The acquisition is subject to the signing of a definitive acquisition agreement by the parties.  Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations which the Company hopes to complete on or before December 31, 2011.

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 22 out of 32 oil wells in production at present. Until March 31, 2011 it had an accumulated production of 1,155,000 barrels of oil equivalent (“boe”).

The concession finishes on 12/31/2025 and until this time the proved reserves of oil reach 6,700,000 boe and unproved reserves reach 7,300,000 boe.

Results of Operations - Three Months Ended March 31, 2011

Revenues and Other Income

We had no revenues in either of the three month periods ended March 31, 2011 or 2010.  If we are able to successfully complete the proposed acquisition of PCN during the year ending December 31, 2011, we should begin to generate revenues in the year ended December 31, 2011.

Expenses

We had general and administrative expenses of $17,426 in the three month period ended March 31, 2011, an increase of $6,242 from the $11,184 of general and administrative expenses incurred in the three month period ended March 31, 2010.  The increase in general and administrative expenses is attributable primarily to an increase in legal and consulting expenses.  We incurred interest expense of $2,025 in the three months ended March 31, 2011, an increase of $390 from the interest expense of $1,635 incurred in the three months ended March 31, 2010.  The increase in interest expense in the later period is attributable to the fact that the balance of notes payable – related parties was higher in the later period.  If we are able to successfully complete the proposed acquisition of PCN during the year ending December 31, 2011, we expect that our general and administrative expenses will increase significantly due to the operations of PCN.

Net Losses

We had a net loss of $19,451, or $0.03 per share, during the three month period ended March 31, 2011, compared to a net loss of $12,819, or $0.02 per share, during the comparable period of 2010.  The primary reason for the $6,632 increase in net loss was an increase in general and administrative expenses in the later period.

Liquidity and Capital Resources – March 31, 2011

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.  As of March 31, 2011 the Company has $0 in total assets, with total liabilities of $229,307.  The liabilities consist of notes payable – related party of $201,798, accrued interest payable - related party of $18,291 and accounts payable of $9,218.

Cash flow used in operating activities was $10,873 for the three months ended March 31, 2011, which is identical to the financing cash flows from notes borrowed.  It reflects the net loss incurred for the three months ended March 31, 2011, less increases in accounts payable of $6,553 and accrued interest payable of $2,025.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months.  The Company anticipates that it may need to raise approximately $200,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months if the Company remains as a development stage company searching for business opportunities.  If the Company successfully closes its proposed acquisition of PCN during 2011, the Company anticipates that it may need to raise approximately $200,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months.  We have no current commitments or arrangements with respect to, or immediate sources of, funding, except that if we successfully complete the proposed acquisition of PCN, Oil m&s has agreed to loan PCN sufficient funds to comply with a development program which provides for the drilling of 11 wells in the Cerro Negro concession over a specified period of time.  Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our principal shareholder or a company affiliated with him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company.  There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses. As of March 31, 2011 we had no cash and current liabilities totaled $229,307.

All of the Company’s liabilities are current liabilities due within the next year.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation on our business and operations.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2010 or during the year ended December 31, 2009.  The Company expended no amounts on capital expenditures during the three months ended March 31, 2011, and the Company has no current plans for the purchase or sale of any plant or equipment in the current fiscal year.

Critical Accounting Policies

In the notes to the Company’s financial statements for the year ended December 31, 2010, included in the Company’s annual report filed on Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company expressed substantial doubt as to the Company’s ability to continue as a going concern as a result or recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,475,777 as of March 31, 2011.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources.  Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes:  (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans and grants from our principal shareholders and/or various financial institutions, where possible.  Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

The acquisition is subject to the signing of a definitive acquisition agreement by the parties.  Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including obtaining certain governmental approvals in Argentina.  An application was filed in Chubut Province, Argentina in March 2010 seeking government approval to allow Centenary to become a shareholder of an Argentine company.  The application is in process.  The Company hopes to be able to obtain the necessary governmental approval and complete the acquisition by December 2011.

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 22 out of 32 oil wells in production at present. Until March 31, 2011 it had an accumulated production of 1,155,000 barrels of oil equivalent (“boe”).

The concession finished on December 31, 2005 and until this time the proved reserves of oil reach 6,700,000 boe and unproved reserves reach 7,300,000 boe.

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

Net Operating Loss

We have accumulated approximately $283,000 of net operating loss carry forwards as of March 31, 2011.  This loss carry forward may be offset against taxable income and income taxes in future years through the year 2031.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used.  No tax benefit has been reported in the financial statements as of March 31, 2011 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

Critical Accounting Policies

In the notes to the Company’s financial statements for the year ended December 31, 2010, included in the Company’s annual report filed on Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

During the three months ended March 31, 2011, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2011, the Company did not issue any shares of its unregistered common stock.  For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2007.

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

CENTENARY INTERNATIONAL CORPORATION

Date: May 13, 2011	By:	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive
Officer, Chief Financial Officer and
Principal Accounting Officer