Form 10-Q
period 2011-06-30
CENTENARY INTERNATIONAL CORP
filed 2011-08-15
CIK 759999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 8, 2011
Common Stock, $0.001 par value	576,682

TABLE OF CONTENTS

Heading		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets – June 30, 2011 (unaudited) and December 31, 2010	4

	Statements of Operations – three months and six months ended June 30, 2011 and 2010 and the period from inception of the development stage on January 1, 2000 to June 30, 2011 (unaudited)	5

	Statements of Cash Flows – six months ended June 30, 2011 and 2010 and the period from inception of the development stage on January 1, 2000 to June 30, 2011 (unaudited)	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	(Removed and Reserved)	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

	Signatures	16

PART I – FINANCIAL INFORMATION

Item 1.                  Financial Statements

The accompanying balance sheets of Centenary International Corporation at June 30, 2011 and December 31, 2010, and the related statements of operations for the three and six months ended June 30, 2011 and 2010 and the period from inception of the development stage on January 1, 2000 through June 30, 2011, and the related statements of cash flows for the six months ended June 30, 2011 and 2010 and from inception of the development stage on January 1, 2000 through June 30, 2011 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended June 30, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$6,490	$2,665
Accrued interest payable-related parties	20,391	16,266
Notes payable - related parties	211,533	190,925

Total Current Liabilities	238,414	209,856

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,484,884)	(2,456,326)

Total Stockholders' Equity (Deficit)	(238,414)	(209,856)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From inception
					of the
					Development
					Stage on
					January 1,
	For the Three Months Ended		For the Six Months Ended		2000 Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	7,007	21,254	24,433	32,438	604,463

Total Operating Expenses	7,007	21,254	24,433	32,438	604,463

OPERATING LOSS	(7,007)	(21,254)	(24,433)	(32,438)	(604,463)

OTHER INCOME (EXPENSE)

Other income	-	-	-	-	52,958
Interest expense	(2,100)	(1,731)	(4,125)	(3,366)	(226,811)

Total Other Income (Expense)	(2,100)	(1,731)	(4,125)	(3,366)	(173,853)

LOSS FROM CONTINUING OPERATIONS	(9,107)	(22,985)	(28,558)	(35,804)	(778,316)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(9,107)	(22,985)	(28,558)	(35,804)	(2,484,884)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(9,107)	$(22,985)	$(28,558)	$(35,804)	$(2,484,884)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.04)	$(0.05)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	576,682	576,682	576,682	576,682

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			January 1,
	For the Six Months Ended		2000 Through
	June 30,		June 30,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(28,558)	$(35,804)	$(2,484,884)
Adjustments to reconcile net loss to
net cash used by operating activities:
Discontinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Changes in operating assets and liabilities
Accrued interest payable	4,125	3,366	240,594
Accounts payable	3,825	15,491	232,344

Net Cash Used in Operating Activities	(20,608)	(16,947)	(350,216)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowings of notes payable-related parties	20,608	16,947	350,216

Net Cash Provided by Financing Activities	20,608	16,947	350,216

NET DECREASE IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$83
Income Taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Contributed capital	$-	$-	$10,929
Common stock issued for debt	-	-	191,500
Related-party debt forgiveness	-	-	2,918

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2011 and 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company owes notes payable to shareholders of $211,533 and $190,925 plus accrued interest of $20,391 and $16,266 as of June 30, 2011 and December 31, 2010, respectively. The notes payable accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance. On December 20, 2009, each of the outstanding notes was extended for a period of one year, under the original terms. As of December 31, 2010, each of these notes was extended through the same date in 2011. Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2011 and 2010

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

           As disclosed in a Current Report on Form 8-K filed by Centenary on September 25, 2009, Centenary announced that on September 22, 2009, it executed a non-binding Memorandum of Understanding (the “MOU”) with Clear S.R.L. of Comodoro Rivadavia, Argentina (“Clear SRL”), Oil m&s S.A. (“Oil m&s”) and Petrolera Cerro Negro S.A. (“PCN”) pursuant to which Centenary shall acquire from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of  PCN which shall become a majority-owned subsidiary of Centenary.  PCN owns the Oil & Gas Area Concession of “Cerro Negro,” Chubut Province, Argentina, valued at approximately US$1,064,935.  In payment for the PCN shares, Centenary will issue to Clear SRL a total of 2,129,870 new shares of Centenary common stock.  In addition, Oil will loan to PCN sufficient funds to comply with a Development Program which provides for the drilling of 11 wells in the concession over a specified period of time.  The loan to PCN will provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of Centenary common stock following completion of the eleven new wells.

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

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 22 out of 32 oil wells in production at present. Through March 31, 2011 it had an accumulated production of 1,155,000 barrels of oil equivalent (“boe”).

The concession finishes on 12/31/2025 and until this time the proved reserves of oil reach 6,700,000 boe and unproved reserves reach 7,300,000 boe.

Results of Operations

Three Months Ended June 30, 2011 and 2010

Revenues and Other Income

We had no revenues in either of the three month periods ended June 30, 2011 or 2010.  We had no other income for either of the three month periods ended June 30, 2011 or 2010.  If we are able to successfully complete the proposed acquisition of PCN during the year ending December 31, 2011, we should begin to generate revenues in the year ending December 31, 2011.

Expenses

We had general and administrative expenses of $7,007 in the three month period ended June 30, 2011, a decrease of $14,247 from the $21,254 of general and administrative expenses incurred in the three month period ended June 30, 2010.  The decrease in general and administrative expense is primarily attributable to a decrease in professional fees in the later period.  We incurred interest expense of $2,100 in the three months ended June 30, 2011, an increase of $369 from the interest expense of $1,731 incurred in the three months ended June 30, 2010.  The increase in interest expense in the later period is attributable to the fact that the balance of the notes payable – related parties was higher in the later period.  If we are able to successfully complete the proposed acquisition of PCN during the year ending December 31, 2011, we expect that our general and administrative expenses will increase significantly due to the operations of PCN.

Net Losses

We had a net loss of $9,107, or ($0.02) per share, during the three month period ended June 30, 2011, compared to a net loss of $22,985, or ($0.04) per share, during the comparable period of 2010.  The primary reason for the $13,878 decrease in net loss was a decrease in general and administrative expenses (professional fees) incurred in the later period.

Six Months Ended June 30, 2011 and 2010

Revenues and Other Income

We had no revenues in either of the six month periods ended June 30, 2011 or 2010.  We recorded no other income in the six month periods ended June 30, 2011, or 2010.  If we are able to successfully complete the proposed acquisition of PCN during the year ending December 31, 2011, we should begin to generate revenues in the year ending December 31, 2011.

Expenses

We had general and administrative expenses of $24,433 in the six month period ended June 30, 2011, a decrease of $8,005 from the $32,438 of general and administrative expenses incurred in the six month period ended June 30, 2010.  The decrease in general and administrative expenses is primarily attributable to a decrease in professional fees during the later period.  We incurred interest expense of $4,125 in the six months ended June 30, 2011, an increase of $759 from the interest expense of $3,366 incurred in the six months ended June 30, 2010.  The increase in interest expense is attributable to the fact that the balance of the notes payable – related parties was larger in the later period.

Net Losses

We had a net loss of $28,558 or ($0.05) per share, during the six month period ended June 30, 2011, compared to a net loss of $35,804, or $(0.06) per share, during the comparable period of 2010.  The primary reason for the $7,246 decrease in net loss was due to a decrease in general and administrative expenses (professional fees) in the later period.

Liquidity and Capital Resources – June 30, 2011

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.  As of June 30, 2011 the Company had $0 in total assets, with total liabilities of $238,414.  The liabilities consist primarily of notes payable – related party, accrued interest payable and accounts payable.

Cash flow used in operating activities was $20,608 for the six months ended June 30, 2011, which is identical to the financing cash flows from notes borrowed.  It reflects the net loss incurred for the six months ended June 30, 2011, less increases in accounts payable of $3,825 and accrued interest payable of $4,125.

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

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company.  There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses.As of June 30, 2011 we had no cash and current liabilities totaled $238,414.

All of the Company’s liabilities are current liabilities due within the next year.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation on our business and operations.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2010 or during the year ended December 31, 2009.  The Company expended no amounts on capital expenditures during the six months ended June 30, 2011, and the Company has no current plans for the purchase or sale of any plant or equipment in the current fiscal year.

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

Going Concern

The Company expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,484,884 as of June 30, 2011.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources.  Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes:  (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans from our principal shareholders and/or various financial institutions, where possible.  Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

As disclosed in a Current Report on Form 8-K filed by Centenary on September 25, 2009, Centenary announced that on September 22, 2009, it executed a non-binding Memorandum of Understanding (the “MOU”) with Clear S.R.L. of Comodoro Rivadavia, Argentina (“Clear SRL”), Oil m&s S.A. (“Oil m&s”) and Petrolera Cerro Negro S.A. (“PCN”) pursuant to which Centenary shall acquire from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of  PCN which shall become a majority-owned subsidiary of Centenary.  PCN owns the Oil & Gas Area Concession of “Cerro Negro,” Chubut Province, Argentina, valued at approximately US$1,064,935.  In payment for the PCN shares, Centenary will issue to Clear SRL a total of 2,129,870 new shares of Centenary common stock.  In addition, Oil will loan to PCN sufficient funds to comply with a Development Program which provides for the drilling of 11 wells in the concession over a specified period of time.  The loan to PCN will provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of Centenary common stock following completion of the eleven new wells.

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

Net Operating Loss

We have accumulated approximately $290,000 of net operating loss carry forwards as of June 30, 2011.  This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2031.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used.  No tax benefit has been reported in the financial statements as of June 30, 2011 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

During the three months ended June 30, 2011, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2011, the Company did not issue any shares of its unregistered common stock.  For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2007.

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

Exhibit 14.1*	Code of Ethics (incorporated by reference from the Form 10-K for the year ended December 31, 2008 filed with the Commission on April 1, 2009)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase**

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema **

*Previously filed

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENARY INTERNATIONAL CORPORATION

Date: August 15, 2011	By:	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive
Officer, Chief Financial Officer and
Principal Accounting Officer