Form 10-Q
period 2011-09-30
CENTENARY INTERNATIONAL CORP
filed 2011-11-08
CIK 759999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to ______

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2011
Common Stock, $0.001 par value	576,682

TABLE OF CONTENTS

Heading		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets – September 30, 2011 (unaudited) and December 31, 2010	4

	Statements of Operations – three months and nine months ended September 30, 2011 and 2010 and the period from inception of the development stage on January 1, 2000 to September 30, 2011 (unaudited)	5

	Statements of Cash Flows – nine months ended September 30, 2011 and 2010 and the period from inception of the development stage on January 1, 2000 to September 30, 2011 (unaudited)	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	(Removed and Reserved)	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

	Signatures	16

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying balance sheets of Centenary International Corporation at September 30, 2011 and December 31, 2010, and the related statements of operations for the three and nine months ended September 30, 2011 and 2010 and the period from inception of the development stage on January 1, 2000 through September 30, 2011, and the related statements of cash flows for the nine months ended September 30, 2011 and 2010 and from inception of the development stage on January 1, 2000 through September 30, 2011 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended September 30, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$8,629	$2,665
Accrued interest payable - related parties	22,587	16,266
Notes payable - related parties	220,286	190,925

Total Current Liabilities	251,502	209,856

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,497,972)	(2,456,326)

Total Stockholders' Equity (Deficit)	(251,502)	(209,856)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From inception
					of the
					Development
					Stage on
					January 1,
	For the Three Months Ended		For the Nine Months Ended		2000 Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	10,892	10,023	35,325	42,461	615,355

Total Operating Expenses	10,892	10,023	35,325	42,461	615,355

OPERATING LOSS	(10,892)	(10,023)	(35,325)	(42,461)	(615,355)

OTHER INCOME (EXPENSE)

Other income	-	-	-	-	52,958
Interest expense	(2,196)	(1,937)	(6,321)	(5,303)	(229,007)

Total Other Income (Expense)	(2,196)	(1,937)	(6,321)	(5,303)	(176,049)

LOSS FROM CONTINUING OPERATIONS	(13,088)	(11,960)	(41,646)	(47,764)	(791,404)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(13,088)	(11,960)	(41,646)	(47,764)	(2,497,972)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(13,088)	$(11,960)	$(41,646)	$(47,764)	$(2,497,972)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.02)	$(0.07)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	576,682	576,682	576,682	576,682

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			January 1,
	For the Nine Months Ended		2000 Through
	September 30,		September 30,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(41,646)	$(47,764)	$(2,497,972)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Changes in operating assets and liabilities
Accrued interest payable - related parties	6,321	5,303	242,790
Accounts payable	5,964	(2,386)	234,483

Net Cash Used in Operating Activities	(29,361)	(44,847)	(358,969)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowings of notes payable-related parties	29,361	44,847	358,969

Net Cash Provided by Financing Activities	29,361	44,847	358,969

NET DECREASE IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$83
Income Taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Contributed capital	$-	$-	$10,929
Common stock issued for debt	-	-	191,500
Related-party debt forgiveness	-	-	2,918

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011 and 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company owes notes payable to shareholders of $220,286 and $190,925 plus accrued interest of $22,587 and $16,266 as of September 30, 2011 and December 31, 2010, respectively. The notes payable accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance. On December 20, 2009, each of the outstanding notes was extended for a period of one year, under the original terms. As of December 31, 2010, each of these notes was extended through the same date in 2011. Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011 and 2010

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On September 22, 2009, the Company executed a non-binding Memorandum of Understanding (the “MOU”) with Clear S.R.L. of Comodoro Rivadavia, Argentina (“Clear SRL”), Oil m&s S.A. (“Oil m&s”) and Petrolera Cerro Negro S.A. (“PCN”) pursuant to which the Company shall acquire from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of PCN which shall become a majority-owned subsidiary of the Company. PCN owns an Oil & Gas Area Concession of “Cerro Negro,” Chubut Province, Argentina. In payment for the PCN shares, the Company will issue to Clear SRL a total of 2,129,870 new shares of the Company’s common stock. In addition, Oil m&s agreed to loan to PCN sufficient funds to comply with a Development Program which provides for the drilling of eleven wells in the concession over a specified period of time. The loan to PCN will provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of the Company’s common stock following completion of the eleven new wells.

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

The acquisition is subject to the signing of a definitive acquisition agreement by the parties. Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including obtaining certain governmental approvals in Argentina. The Company is in the process of forming a wholly-owned subsidiary corporation in Argentina that will likely be used to facilitate the proposed acquisition. The Company hopes to be able to consummate the acquisition by June 30, 2012.

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

As disclosed in a Current Report on Form 8-K filed by Centenary on September 25, 2009, Centenary announced that on September 22, 2009, it executed a non-binding Memorandum of Understanding (the “MOU”) with Clear S.R.L. of Comodoro Rivadavia, Argentina (“Clear SRL”), Oil m&s S.A. (“Oil m&s”) and Petrolera Cerro Negro S.A. (“PCN”) pursuant to which Centenary shall acquire from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of  PCN which shall become a majority-owned subsidiary of Centenary.  PCN owns the Oil & Gas Area Concession of “Cerro Negro,” Chubut Province, Argentina, valued at approximately US$1,064,935.  In payment for the PCN shares, Centenary will issue to Clear SRL a total of 2,129,870 new shares of Centenary common stock.  In addition, Oil m&s will loan to PCN sufficient funds to comply with a Development Program which provides for the drilling of eleven wells in the concession over a specified period of time.  The loan to PCN will provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of Centenary common stock following completion of the eleven new wells.

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

The acquisition is subject to the signing of a definitive acquisition agreement by the parties.  Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including obtaining certain governmental approvals in Argentina.  The Company hopes to be able to consummate the acquisition by June 30, 2012.

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 22 out of 32 oil wells in production at present. Through September 30, 2011 it had an accumulated production of 1,198,000 barrels of oil equivalent (“boe”).

The concession finishes on 12/31/2025 and until this time the proved reserves of oil reach 6,700,000 boe and unproved reserves reach 7,300,000 boe.

Results of Operations

Three Months Ended September 30, 2011 and 2010

Revenues and Other Income

We had no revenues in either of the three month periods ended September 30, 2011 or 2010.  We had no other income for either of the three month periods ended September 30, 2011 or 2010.  We do not anticipate earning any revenues in the year ending December 31, 2011.  If we are able to successfully complete the proposed acquisition of PCN by June 30, 2012, we should begin to generate revenues in the year ending December 31, 2012.

Expenses

We had general and administrative expenses of $10,892 in the three month period ended September 30, 2011, an increase of $869 from the $10,023 of general and administrative expenses incurred in the three month period ended September 30, 2010.  The increase in general and administrative expense is primarily attributable to an increase in professional fees in the later period.  We incurred interest expense of $2,196 in the three months ended September 30, 2011, an increase of $259 from the interest expense of $1,937 incurred in the three months ended September 30, 2010.  The increase in interest expense in the later period is attributable to the fact that the balance of the notes payable – related parties was higher in the later period.  We expect that our general and administrative expenses will increase significantly due to the operations of PCN, if and when we complete the acquisition of PCN.

Net Losses

We had a net loss of $13,088, or ($0.02) per share, during the three month period ended September 30, 2011, compared to a net loss of $11,960, or ($0.02) per share, during the comparable period of 2010.  The primary reason for the $1,128 increase in net loss was an increase in general and administrative expenses (professional fees) incurred in the later period.

Nine Months Ended September 30, 2011 and 2010

Revenues and Other Income

We had no revenues in either of the nine month periods ended September 30, 2011 or 2010.  We recorded no other income in the nine month periods ended September 30, 2011 or 2010.  We do not anticipate earning any revenues in the year ending December 31, 2011.  If we are able to successfully complete the proposed acquisition of PCN by June 30, 2012, we should begin to generate revenues in the year ending December 31, 2012.

Expenses

We had general and administrative expenses of $35,325 in the nine month period ended September 30, 2011, a decrease of $7,136 from the $42,461 of general and administrative expenses incurred in the nine month period ended September 30, 2010.  The decrease in general and administrative expenses is primarily attributable to a decrease in professional fees during the later period.  We incurred interest expense of $6,321 in the nine months ended September 30, 2011, an increase of $1,018 from the interest expense of $5,303 incurred in the nine months ended September 30, 2010.  The increase in interest expense is attributable to the fact that the balance of the notes payable – related parties was larger in the later period.

Net Losses

We had a net loss of $41,646 or ($0.07) per share, during the nine month period ended September 30, 2011, compared to a net loss of $47,764, or $(0.08) per share, during the comparable period of 2010.  The primary reason for the $6,118 decrease in net loss was due to a decrease in general and administrative expenses (professional fees) in the later period.

Liquidity and Capital Resources – September 30, 2011

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.  As of September 30, 2011 the Company had $0 in total assets, with total liabilities of $251,502.  The liabilities consist of notes payable – related parties, accrued interest payable – related parties and accounts payable.

Cash flow used in operating activities was $29,361 for the nine months ended September 30, 2011, which is identical to the financing cash flows from notes borrowed.  It reflects the $41,646 net loss incurred for the nine months ended September 30, 2011, less increases in accounts payable of $5,964 and accrued interest payable of $6,321.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months.  The Company anticipates that it may need to raise approximately $200,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months if the Company remains as a development stage company searching for business opportunities.  If the Company successfully closes its proposed acquisition of PCN during 2011, the Company anticipates that it may also need to raise approximately $200,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months.  We have no current commitments or arrangements with respect to, or immediate sources of, funding, except that if we successfully complete the proposed acquisition of PCN, Oil m&s has agreed to loan PCN sufficient funds to comply with a development program which provides for the drilling of 11 wells in the Cerro Negro concession over a specified period of time. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our principal shareholder or a company affiliated with him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company.  There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses. As of September 30, 2011 we had no cash and current liabilities totaled $251,502.

All of the Company’s liabilities are current liabilities due within the next year.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation on our business and operations.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2010 or during the year ended December 31, 2009.  The Company expended no amounts on capital expenditures during the nine months ended September 30, 2011, and the Company has no current plans for the purchase or sale of any plant or equipment in the current fiscal year.

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

Going Concern

The Company expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,497,972 as of September 30, 2011.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources.  Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes:  (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans from our principal shareholders and/or various financial institutions, where possible.  Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

As disclosed in a Current Report on Form 8-K filed by Centenary on September 25, 2009, Centenary announced that on September 22, 2009, it executed a non-binding Memorandum of Understanding (the “MOU”) with Clear S.R.L. of Comodoro Rivadavia, Argentina (“Clear SRL”), Oil m&s S.A. (“Oil m&s”) and Petrolera Cerro Negro S.A. (“PCN”) pursuant to which Centenary shall acquire from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of  PCN which shall become a majority-owned subsidiary of Centenary.  PCN owns the Oil & Gas Area Concession of “Cerro Negro,” Chubut Province, Argentina, valued at approximately US$1,064,935.  In payment for the PCN shares, Centenary will issue to Clear SRL a total of 2,129,870 new shares of Centenary common stock.  In addition, Oil m&s will loan to PCN sufficient funds to comply with a Development Program which provides for the drilling of eleven wells in the concession over a specified period of time.  The loan to PCN will provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of Centenary common stock following completion of the eleven new wells.

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

The acquisition is subject to the signing of a definitive acquisition agreement by the parties.  Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including obtaining certain governmental approvals in Argentina.  An application was filed in Chubut Province, Argentina in March 2010 seeking government approval to allow Centenary to become a shareholder of an Argentine company.  The application is in process.  The Company hopes to be able to obtain the necessary governmental approval and complete the acquisition by June 30, 2012.

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 22 out of 32 oil wells in production at present. Until September 30, 2011 it had an accumulated production of 1,198,000 barrels of oil equivalent (“boe”).

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

Net Operating Loss

We have accumulated approximately $300,000 of net operating loss carry forwards as of September 30, 2011.  This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2031.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used.  No tax benefit has been reported in the financial statements as of September 30, 2011 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

During the three months ended September 30, 2011, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

During the three month period ended September 30, 2011, the Company did not issue any shares of its unregistered common stock.  For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2007.

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

CENTENARY INTERNATIONAL CORPORATION

Date: November 8, 2011	By:	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive
Officer, Chief Financial Officer and
Principal Accounting Officer