Form 10-K
period 2011-12-31
CENTENARY INTERNATIONAL CORP
filed 2012-03-26
CIK 759999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 For the Fiscal Year Ended December 31, 2011

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 based on the fact that there is no current market for the registrant’s common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The Registrant had 576,682 shares of common stock, $0.001 par value, outstanding as of March 15, 2012.

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

Note Regarding Forward-Looking Statements

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

The Company´s mission is now to develop an energy business, mainly focusing in oil and gas exploration and production, while attempting to achieve an increase in the projects’ market value and maximizing our stockholders’ benefits.

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

If we elect to engage an independent consultant, we intend to look to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant should have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, we would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

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

Presently, management does not intend to borrow funds to compensate any person, consultant, promoter or affiliate in relation to the consummation of a potential merger or acquisition. However, if we engage any outside advisor or consultant in our search for business opportunities, it may be necessary for us to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available to us would be the private sale of our securities. These possible private sales would most likely have to be to persons known by our directors or to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operation. Because of our nature as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms. However, there can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable or acceptable terms. There is a possibility that we could sell securities to our management or affiliates.

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

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 25 out of 32 oil wells in production at present. Through December 31, 2011 it had an accumulated production of 1,227,670 barrels of oil equivalent (“boe”).

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

Employees

The Company has no employees presently. The Company’s President, Carlos Fabian De Sousa, presently is not paid for his services as an officer, director or employee of the Company, and it is presently anticipated that he will not be compensated for his services as an officer, director or employee during 2012, prior to the consummation of an acquisition.

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

We reported a net loss of $53,032 for the year ended December 31, 2011 and a loss of $59,218 for the year ended December 31, 2010. Our accumulated deficit since inception of the development stage on January 1, 2000 was $2,509,358 at December 31, 2011.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

From January 2000 through year end 2011 we have occupied an office provided at no cost by our President.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings. To the best of the Company’s knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded over-the-counter. It is listed in the Pink Sheets under the symbol "CTYI." To the best of the Company’s knowledge there has been no active trading market in the Company’s common stock during the two years ended December 31, 2011. The high and low bid prices for our shares are estimated below for the periods depicted. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR ENDED December 31, 2011:	LOW	HIGH

1st Quarter	$0.00	0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

YEAR ENDED December 31, 2010:	LOW	HIGH

1st Quarter	$0.00	0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

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

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor,” generally, an individual with net worth in excess of $1,000,000 (not including the net value of the person’s primary residence) or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

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

Stockholders

As of March 15, 2012 there were approximately 570 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

Recent Sales of Unregistered Securities

The Company issued no shares of its common stock during the year ended December 31, 2011 which were not registered under the Securities Act of 1933.

For information concerning sales of shares of the Company's common stock by the Company which were not registered under the Securities Act of 1933 during the fiscal years ended December 31, 2009 and December 31, 2010, please refer to the Company's annual reports on Form 10-K for the fiscal years ended December 31, 2009 and December 31, 2010, respectively, and to the Company’s quarterly reports on 10-Q for the quarters ended March 31, 2009 and 2010, June 30, 2009 and 2010 and September 30, 2009 and 2010.

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

Results of Operations

Revenues and Other Income

During the twelve month period ended December 31, 2011, the Company remained in the development stage and we did not realize any revenues from operations. Similarly, we did not realize any revenues from operations during the year ended December 31, 2010. If we are able to successfully complete the proposed acquisition of PCN during the year ending December 31, 2012, we should begin to generate revenues in the year ending December 31, 2012 through PCN.

Expenses

General and administrative expenses totaled $42,614 in the year ended December 31, 2011, a decrease of $9,281 from the $51,895 of general and administrative expenses incurred in the year ended December 31, 2010. Interest expense incurred in the year ended December 31, 2011 was $10,418, an increase of $3,095 from the $7,323 interest expense incurred in the year ended December 31, 2010. The increase in interest expense is attributable to the increased notes payable – related parties balance during 2011. Our expenses are primarily legal and accounting costs incurred in connection with our public filings. If we are able to successfully complete the proposed acquisition of PCN during the year ending December 31, 2012, we expect that our general and administrative expenses will increase significantly due to the operations of PCN.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $53,032, or ($0.09) per share, in the year ended December 31, 2011, compared to a net loss of $59,218, or ($0.10) per share, incurred in the year ended December 31, 2010. Our decrease in net loss in the later period is due to the decrease in general and administrative expense in the later period partially offset by a modest increase in interest expense in the later period.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of December 31, 2011 the Company has no total assets, and total liabilities of $262,888. The liabilities consist of notes payable-related parties of $229,113, accounts payable of $8,869 and accrued interest payable of $24,906 .

Cash flow used in operating activities was $38,188 for the twelve month period ended December 31, 2011, which is identical to the financing cash flows from notes payable borrowed. It reflects the $53,032 net loss incurred for the year ended December 31, 2011, less the $6,204 increase in accrued interest payable and the $8,640 increase in accounts payable.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. The Company anticipates that it may need to raise approximately $250,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months and pay off most of the Company’s existing liabilities if the Company remains as a development stage company searching for business opportunities. If the Company successfully closes its proposed acquisition of PCN during 2012, the Company anticipates that it may need to raise approximately $250,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months. We have no current commitments or arrangements with respect to, or immediate sources of funding, except that if we successfully consummate the proposed acquisition of PCN, Oil m&s has agreed to loan PCN sufficient funds to comply with a development program which provides for the drilling of eleven wells in the Cerro Negro concession over a specified period of time. Further, no assurances can be given that other funding will be available to us on acceptable terms. Although, our major shareholder or a company controlled by him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

All of the Company’s liabilities are current liabilities due within the next year.

The Company has no current plans to make any changes in the number of employees unless the Company can successfully close the proposed acquisition of PCN, in which case the Company would expect to have two employees following the acquisition.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2011 or during the year ended December 31, 2010. The Company has no current plans for the purchase or sale of any plant or equipment.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2011, included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,509,358 as of December 31, 2011. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans and grants from our principal shareholders and/or various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

In preparing financial statements for the year ended December 31, 2011, the Company adopted the following accounting pronouncements:

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

Accounting Standards Update (“ASU”) No. 2009-2 through ASU No. 2011-12 which contains technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information specified by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements as of and for the fiscal years ended December 31, 2011 and 2010, have all been examined to the extent indicated in their report by Pritchett, Siler & Hardy, P.C., independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles. The aforementioned financial statements are included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Centenary International Corporation

Buenos Aires, Argentina

We have audited the accompanying balance sheets of Centenary International Corporation [a development stage company] as of December 31, 2011 and 2010 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2011 and for the period from inception on January 1, 2000 through December 31, 2011. Centenary International Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centenary International Corporation as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 and for the period from inception on January 1, 2000 through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 23, 2012

Centenary International Corporation

(A Development Stage Company)

Balance Sheets

ASSETS
	December 31,	December 31,
	2011	2010
CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$8,869	$2,665
Accrued interest payable	24,906	16,266
Notes payable - related parties	229,113	190,925

Total Current Liabilities	262,888	209,856

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,509,358)	(2,456,326)

Total Stockholders' Equity (Deficit)	(262,888)	(209,856)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Statements of Operations

			From inception
			of the
			Development
			Stage on
			January 1,
	For the Years Ended		2000 Through
	December 31,		December 31,
	2011	2010	2011

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	42,614	51,895	622,644

Total Operating Expenses	42,614	51,895	622,644

OPERATING LOSS	(42,614)	(51,895)	(622,644)

OTHER INCOME (EXPENSE)

Other income	-	-	52,958

Interest expense	(10,418)	(7,323)	(233,104)

Total Other Income (Expense)	(10,418)	(7,323)	(180,146)

LOSS FROM CONTINUING OPERATIONS	(53,032)	(59,218)	(802,790)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(53,032)	(59,218)	(2,509,358)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(53,032)	$(59,218)	$(2,509,358)

BASIC LOSS PER COMMON SHARE	$(0.09)	$(0.10)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	576,682	576,682

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

CENTENARY INTERNATIONAL CORPORATION

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2007	576,601	$577	$8,562,081	$(8,597,058)	$(34,400)

Fractional shares issued	81	-	-	-	-

Capital contributed by shareholder	-	-	2,918	-	2,918

Net loss for the year ended
December 31, 2008	-	-	-	(65,480)	(65,480)

Balance, December 31, 2008	576,682	577	8,564,999	(8,662,538)	(96,962)

Net loss for the year ended
December 31, 2009	-	-	-	(53,676)	(53,676)

Balance, December 31, 2009	576,682	577	8,564,999	(8,716,214)	(150,638)

Net loss for the year ended
December 31, 2010	-	-	-	(59,218)	(59,218)

Balance, December 31, 2010	576,682	577	8,564,999	(8,775,432)	(209,856)

Net loss for the year ended
December 31, 2011		-	-	(53,032)	(53,032)

Balance, December 31, 2011	576,682	$577	$8,564,999	$(8,828,464)	$(262,888)

	Deficit accumulated prior to the development stage			$(6,319,106)

	Deficit accumulated during the development stage			(2,509,358)

	Total Accumulated Deficit			$(8,828,464)

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Statements of Cash Flows

			From Inception
			of the
			Development
			Stage on
			January 1,
	For the Years Ended		2000 Through
	December 31,		December 31,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(53,032)	$(59,218)	$(2,509,358)
Adjustments to reconcile net loss to
net cash used by operating activities:
Discontinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Changes in operating assets and liabilities
Increase (decrease) in accrued interest payable	6,204	7,323	242,673
Increase (decrease) in accounts payable	8,640	(3,751)	237,159

Net Cash Used in Operating Activities	(38,188)	(55,646)	(367,796)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowings of notes payable-related parties	38,188	55,646	367,796

Net Cash Provided by Financing Activities	38,188	55,646	367,796

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$83
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500
Related-party debt forgiveness	$-	$-	$2,918

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

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

The Company has no products or services as of December 31, 2011. The Company’s current business model is to be a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Income (Loss) Per Share

For the Year Ended December 31, 2011
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(53,032)	576,682	$(0.09)

For the Year Ended
December 31, 2010
Income	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(59,218)	576,682	$(0.10)

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

December 31, 2011 and 2010

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets
NOL carryover	$46,295	$39,637
Related-party interest	3,736	2,440
Valuation allowance	(50,031)	(42,077)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 15% to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010
Book loss	$(7,955)	$(8,876)
Valuation allowance	7,955	8,876
	$-	$-

At December 31, 2011, the Company had net operating loss carry forwards of approximately $309,000 that may be offset against future taxable income through the year 2031 No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

e. Fair Value of Financial Instruments

As at December 31, 2011, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

Centenary International Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounting Standards Update (“ASU”) No. 2009-2 through ASU No. 2011-12 which contains technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

g. Equity-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic 718 “Share-Based Payment. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the period ended December 31, 2011.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company owes notes payable to shareholders of $229,133 plus accrued interest of $24,906 as of December 31, 2011. The notes payable accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance. On December 20, 2010, each of the outstanding notes was extended for a period of one year, under the original terms. All subsequent notes reaching maturity have also been extended for a period of one year, under the respective original terms.

Centenary International Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined there are no material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, Carlos Fabian De Sousa, acting as our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2011. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure. There have been no changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework. Based upon this evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were effective as of December 31, 2011.

During the quarter ended December 31, 2011, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and directors: as of December 31, 2011:

Name	Age	Position

Carlos Fabian De Sousa	44	President, Sole Director, Chief Executive Officer, Chief Financial Officer,

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

Involvement in certain legal proceedings

During the past ten years, no present director, person nominated to become a director, or executive officer of the Company:

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

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws; or

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity; or

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; or

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

(7) was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)          Any Federal or State securities or commodities law or regulation; or

(ii)         Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order or disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)        Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) was the subject of, or a party to, any sanction nor order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15U.S.C. §78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. §1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2011, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Ethics is attached to our Annual Report on Form 10-K for the year ended December 31, 2008 as Exhibit 14.1.

Audit Committee and Financial Expert

At the present time, our Board of Directors serves as our audit committee. Mr. DeSousa, our sole director, is a financial expert. Mr. DeSousa is not independent since he is an officer of the Company.

Nominating Committee

The Company does not have a standing nominating committee or a committee performing similar functions, as the Board of Directors consists of only one member. Due to the Company's size, it is difficult to attract individuals who would be willing to accept membership on the Company's Board of Directors. Therefore, with only one member of the Board of Directors, the full Board of Directors would participate in nominating candidates to the Board of Directors. The Company did not have an annual meeting of shareholders in the past fiscal year. The Company presently has no procedure by which a shareholder may recommend nominees to serve on the Company’s Board of Directors.

Other Committees

We presently do not have a compensation committee, executive committee of our Board of Directors, stock plan committee or any other committees.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2011 and 2010 by the Chief Executive Officer and by any other executive officers whose compensation during one of the two fiscal years totaled $100,000 or more. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

SUMMARY COMPENSATION TABLE

				All Other
Name and	Fiscal			Compensation
Principal Positions	Year	Salary	Bonus	(1)	Total

Carlos Fabian De Sousa	2011	$-0-	$-0-	$-0-	$-0-
CEO, CFO & Director	2010	$-0-	$-0-	$-0-	$-0-

Columns have been omitted from the Summary Compensation Table above for stock awards, option awards, non-equity incentive plan compensation and nonqualified deferred compensation earnings since there were none.

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

Compensation pursuant to plans; pension table

There are no stock awards, restricted stock awards, stock options, stock appreciation rights, long-term incentive plan compensation or similar rights which have been granted to any of our officers or directors. None of our officers or directors presently holds directly any stock options or stock purchase rights. We have no retirement, pension, profit sharing, or other plan covering any of our officers and directors. We have no non-equity incentive plan awards or any equity incentive plan awards that have been granted to any of our officers or directors.

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

Compensation Committee Report

The Company has no compensation committee, and the function of the compensation committee is handled by the Board of Directors. Carlos Fabian De Sousa is the only member of the Board of Directors. He is also an officer of the Company. He decided that he would not be paid any compensation from the Company during 2011 and 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to the Company to be the beneficial owners of more than five percent (5.0%) of the Company’s common stock as of March 15, 2012, and the percentages are based on 576,682 shares issued and outstanding as of that date. Each of these persons has sole investment and sole voting power over the shares indicated, except as described otherwise below.

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

Security ownership of management

The following table sets forth the share holdings of the Company's directors and executive officers as of March 15, 2012, and the percentages are based on 576,682 shares issued and outstanding as of that date. These persons have sole investment and sole voting power over the shares indicated, except as described otherwise below.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the past two fiscal years of the Company, and since then, there have been no material transactions or series of similar transactions to which the Company or any of our subsidiaries were or are to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, in which any related person (as defined in Item 404 of Regulation S-K) had a direct or indirect material interest, except for the following:

(1) during 2010 and 2011, the Company continued to borrow additional funds from Oil m&S S.A. Oil m&S S.A. is a company owned and controlled by Mr. Cristobal Manual Lopez, the Company’s principal shareholder, and Carlos Fabian De Sousa, the Company’s CEO and Director. As of December 31, 2011, the Company owed notes payable to Oil m&s S.A. in the amount of $229,113 plus accrued interest of $24,906. The notes payable accrue interest at LIBOR plus 2% per annum, are unsecured and are due upon demand. No interest or principal payments were paid on this loan during 2010, or 2011;

(2) the Company presently uses an office that is provided free of charge by the Company’s President; and

(3) on September 22nd 2009, Centenary executed a non-binding MOU with Clear SRL, Oil m&s and PCN pursuant to which Centenary shall acquire from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of PCN which shall become a majority-owned subsidiary of Centenary. In payment for the PCN shares, Centenary will issue to Clear SRL a total of 2,129,870 new shares of Centenary common stock. In addition, Oil m&s will loan to PCN sufficient funds to comply with a development program which provides for the drilling of eleven wells in the concession over a specified period of time. The loan to PCN will provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of Centenary common stock following completion of the eleven new wells. The acquisition of PCN by Centenary will be a related party transaction since Clear SRL is owned sixty percent (60%) by Mr. Cristobal Manual Lopez. Centenary is owned forty-eight and 37/100 percent (48.37%) directly by Mr. Lopez and forty and 40/100 percent (40.40%) by Oil m&s. Mr. Lopez owns forty percent (40%) of Oil m&s and serves as its President and director. Mr. Carlos Fabian DeSousa, the President and sole director of Centenary, is a thirty percent (30%) owner of Oil m&s and serves as its Vice President and director. The acquisition is subject to the signing of a definitive acquisition agreement by the parties. Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including obtaining governmental approvals in Argentina. The Company hopes to be able to complete the acquisition by June 30, 2012.

No other related party transactions are presently proposed except for the following: The Company anticipates that it will continue to borrow funds from Oil m&s S.A. as the Company needs funds to pay its expenses. This loan accrues interest at Libor + 2% per annum, is unsecured, and is due upon demand. It is possible that, in the future, the Company may seek to acquire an interest in a business opportunity in which our principal stockholder has an interest, in addition to the proposed acquisition of PCN.

Shell Company Information

The Company is presently a shell company, as defined in Rule 405. As described in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Mr. Cristobal Manuel Lopez directly owns 278,919 shares of the Company’s common stock, and Oil m&s S.A., an Argentine company, directly owns 233,001 shares of the Company’s common stock. During the year ended December 31, 2007, Oil m&s S.A. acquired its 233,001 shares of the Company’s common stock for the conversion of $116,500.50 of debt owed by the Company to Oil m&s S.A. in connection with loans made by Oil m&s S.A. to the Company. Also during the year ended December 31, 2007, the Company issued 150,000 shares of its common stock to Mr. Cristobal Manuel Lopez as payment for a $75,000 obligation the Company had to Mr. Lopez for consulting services provided by Mr. Lopez during 2006 and 2007. The Company’s directors made the decision concerning the valuation of the shares issued in both transactions, using a price which they believed to be fair.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Pritchett, Siler & Hardy, P.C., our current independent accountant, for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

Fee Category	Fiscal 2011 Fees	Fiscal 2010 Fees
Audit Fees	$10,213	$14,400
Audit Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$10,213	$14,400

Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements and for the review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountant in connection with statutory and regulatory filings or engagements.

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

3. Exhibits:

The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).*

3.2	By-laws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).*

3.3	Certificate of Amendment to Articles of Incorporation dated effective March 30, 2007 (effecting a 1 share for 100 shares reverse stock split of outstanding common stock). (incorporated by reference from the Form 10-KSB for the year ended December 31, 2006 filed with the Commission on April 12, 2007).*

14.1	Code of Ethics (incorporated by reference from the Form 10-K for the year ended December 31, 2008 filed with the Commission on April 1, 2009).*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.SCH	XBRL Taxonomy Extension Schema **

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

Centenary International Corporation

Date: March 23, 2012	By:	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos Fabian De Sousa	Director	March 23, 2012
Carlos Fabian De Sousa

EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION

3.1	*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

3.2	*	By-laws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

3.3	*	Certificate of Amendment to Articles of Incorporation dated effective March 30, 2007 (effecting a 1 share for 100 shares reverse stock split of outstanding common stock) (incorporated by reference from the Form 10-KSB for the year ended December 31, 2006 filed with the Commission on April 12, 2007).

14.1	*	Code of Ethics (incorporated by reference from the Form 10-K for the year ended December 31, 2008 filed with the Commission on April 1, 2009)

31.1	44	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	46	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	48	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	49	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

101.LAB	**	XBRL Taxonomy Extension Label Linkbase

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase

101.SCH	**	XBRL Taxonomy Extension Schema

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

