Form 10-Q
period 2012-03-31
CENTENARY INTERNATIONAL CORP
filed 2012-05-15
CIK 759999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2012
Common Stock, $.001 par value	576,682

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying balance sheets of Centenary International Corporation at March 31, 2012 and December 31, 2011, and the related statements of operations and cash flows for the three months ended March 31, 2012 and 2011 and the period from inception of the development stage on January 1, 2000 through March 31, 2012, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012.

Centenary International Corporation

(A Development Stage Company)

Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$-
Prepaid expenses	8,250	-

Total Current Assets	8,250	-

TOTAL ASSETS	$8,250	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$17,534	$8,869
Accrued interest payable - related parties	27,277	24,906
Notes payable - related parties, net	250,257	229,113

Total Current Liabilities	295,068	262,888

STOCKHOLDERS' DEFICIT

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,533,288)	(2,509,358)

Total Stockholders' Deficit	(286,818)	(262,888)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,250	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Statements of Operations

(Unaudited)

			From inception
			of the
			Development
			Stage on
			January 1,
	For the Three Months Ended		2000 Through
	March 31,		March 31,
	2012	2011	2012

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	21,427	17,426	644,071

Total Operating Expenses	21,427	17,426	644,071

OPERATING LOSS	(21,427)	(17,426)	(644,071)

OTHER INCOME (EXPENSE)

Other income	-	-	52,958
Interest expense	(2,503)	(2,025)	(235,607)

Total Other Income (Expense)	(2,503)	(2,025)	(182,649)

LOSS FROM CONTINUING OPERATIONS	(23,930)	(19,451)	(826,720)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(23,930)	(19,451)	(2,533,288)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(23,930)	$(19,451)	$(2,533,288)

BASIC LOSS PER COMMON SHARE	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
			of the
			Development
			Stage on
			January 1,
	For the Three Months Ended		2000 Through
	March 31,		March 31,
	2012	2011	2012
OPERATING ACTIVITIES

Net loss	$(23,930)	$(19,451)	$(2,533,288)
Adjustments to reconcile net loss to
net cash used by operating activities:
Discontinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Amortization of loan discount	132	-	132
Changes in operating assets and liabilities
Prepaid expenses	(8,250)	-	(8,250)
Accrued interest payable	2,371	2,025	245,044
Accounts payable	8,665	6,553	245,824

Net Cash Used in Operating Activities	(21,012)	(10,873)	(388,808)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowings of notes payable-related parties	21,012	10,873	388,808

Net Cash Provided by Financing Activities	21,012	10,873	388,808

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$83
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500
Related-party debt forgiveness	$-	$-	$2,918
Discount on notes payable	$1,298	$-	$1,298

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012 and 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company owes notes payable to shareholders of $251,423 and $229,113 plus accrued interest of $27,277 and $24,906 as of March 31, 2012 and December 31, 2011, respectively. The notes payable accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance. On December 20, 2009, each of the outstanding notes was extended for a period of one year, under the original terms. As of December 31, 2011, each of these notes was extended through the same date in 2012. Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date. On February 23, 2012 the Company borrowed $22,310 pursuant to the terms above. Of this amount, $1,298 has been recorded as a loan discount. During the three months ended March 31, 2012 a total of $132 was amortized to interest expense, leaving a total unamortized discount of $1,166 at March 31, 2012.

CENTENARY INTERNATIONAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012 and 2011

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

The Company’s acquisition of PCN will be a related-party transaction since Clear SRL is owned sixty percent (60%) by Mr. Cristobal Manual Lopez. The Company is owned forty-eight and 37/100 percent (48.37%) directly by Mr. Lopez and forty and 40/100 percent (40.40%) by Oil m&s. Mr. Lopez owns eight tenths of one percent (0.8%) of Oil m&s and serves as its President and director. Mr. Carlos Fabian DeSousa, the President and sole director of the Company, owns six tenths of one percent (0.6%) of Oil m&s and serves as its Vice President and director.

The acquisition is subject to the signing of a definitive acquisition agreement by the parties. Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including obtaining certain governmental approvals in Argentina. The Company is in the process of forming a wholly-owned subsidiary corporation in Argentina that will likely be used to facilitate the proposed acquisition. The Company hopes to be able to consummate the acquisition by December 31, 2012.

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

The acquisition of PCN by Centenary will be a related party transaction since Clear SRL is owned sixty percent (60%) by Mr. Cristobal Manual Lopez. Centenary is owned forty-eight and 37/100 percent (48.37%) directly by Mr. Lopez and forty and 40/100 percent (40.40%) by Oil m&s. Mr. Lopez owns eight tenths of one percent (0.8%) of Oil m&s and serves as its President and director. Mr. Carlos Fabian DeSousa, the President and sole director of Centenary, owns six tenths of one percent (0.6%) of Oil m&s and serves as its Vice President and director.

The acquisition is subject to the signing of a definitive acquisition agreement by the parties. Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including government approvals in Argentina. The Company hopes to consummate the acquisition on or before December 31, 2012.

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 25 out of 37 oil wells in production at present. Through March 31, 2012 it had an accumulated production of 52,706,383 barrels of oil equivalent (“boe”).

The concession finishes on 12/31/2025 and until this time the proved reserves of oil reach 4,883,230 boe and unproved reserves reach 2,407,100 boe.

Results of Operations - Three Months Ended March 31, 2012

Revenues and Other Income

We had no revenues in either of the three month periods ended March 31, 2012 or 2011. If we are able to successfully complete the proposed acquisition of PCN during the year ending December 31, 2012, we should begin to generate revenues in the year ending December 31, 2012.

Expenses

We had general and administrative expenses of $21,427 in the three month period ended March 31, 2012, an increase of $4,001 from the $17,426 of general and administrative expenses incurred in the three month period ended March 31, 2011. The increase in general and administrative expenses is attributable primarily to an increase in legal and accounting expenses. We incurred interest expense of $2,503 in the three months ended March 31, 2012, an increase of $478 from the interest expense of $2,025 incurred in the three months ended March 31, 2011. The increase in interest expense in the later period is attributable to the fact that the balance of notes payable – related parties was higher in the later period. If we are able to successfully complete the proposed acquisition of PCN during the year ending December 31, 2012, we expect that our general and administrative expenses will increase significantly due to the operations of PCN.

Net Losses

We had a net loss of $23,930, or $0.04 per share, during the three month period ended March 31, 2012, compared to a net loss of $19,451, or $0.03 per share, during the comparable period of 2011. The primary reason for the $4,479 increase in net loss was an increase in general and administrative expenses in the later period.

Liquidity and Capital Resources – March 31, 2012

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of March 31, 2012 the Company has $8,250 in total assets, with total liabilities of $295,068. The liabilities consist of notes payable – related party of $250,257, accrued interest payable - related party of $27,277 and accounts payable of $17,534.

Cash flow used in operating activities was $21,012 for the three months ended March 31, 2012, which is identical to the financing cash flows from notes borrowed. It reflects the net loss incurred for the three months ended March 31, 2012, less increases in accounts payable of $8,665 and accrued interest payable of $2,371 partially offset by an $8,250 increase in prepaid expenses and an amortization of loan discount of $132.

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

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses. As of March 31, 2012 we had no cash and current liabilities totaled $295,068.

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

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2011 or during the year ended December 31, 2010. The Company expended no amounts on capital expenditures during the three months ended March 31, 2012, and the Company has no current plans for the purchase or sale of any plant or equipment in the current fiscal year.

Critical Accounting Policies

In the notes to the Company’s financial statements for the year ended December 31, 2011, included in the Company’s annual report filed on Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company believes there is substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,533,288 as of March 31, 2012. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans and grants from our principal shareholders and/or various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

The acquisition of PCN by Centenary will be a related party transaction since Clear SRL is owned sixty percent (60%) by Mr. Cristobal Manual Lopez.  Centenary is owned forty-eight and 37/100 percent (48.37%) directly by Mr. Lopez and forty and 40/100 percent (40.40%) by Oil m&s.  Mr. Lopez owns eight tenths of one percent (0.8%) of Oil m&s and serves as its President and director.  Mr. Carlos Fabian DeSousa, the President and sole director of Centenary, owns six tenths of one percent (0.6%) of Oil m&s and serves as its Vice President and director.

The acquisition is subject to the signing of a definitive acquisition agreement by the parties.  Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including obtaining certain governmental approvals in Argentina.  An application was filed in Chubut Province, Argentina in March 2010 seeking government approval to allow Centenary to become a shareholder of an Argentine company.  The application is in process.  The Company hopes to be able to obtain the necessary governmental approval and complete the acquisition by December 31, 2012.

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 25 out of 37 oil wells in production at present. Through March 31, 2012, it had an accumulated production of 52,706,384 barrels of oil equivalent (“boe”).

The concession finishes on December 31, 2025 and until this time the proved reserves of oil reach 4,883,230 boe and unproved reserves reach 2,407,100 boe.

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

Net Operating Loss

We have accumulated approximately $330,000 of net operating loss carry forwards as of March 31, 2012. This loss carry forward may be offset against taxable income and income taxes in future years through the year 2032. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of March 31, 2012 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

Critical Accounting Policies

In the notes to the Company’s financial statements for the year ended December 31, 2011, included in the Company’s annual report filed on Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

During the three months ended March 31, 2012, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

During the three month period ended March 31, 2012, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2008.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	Mine Safety Disclosures

This Item is not applicable.

Item 5.	Other Information

This Item is not applicable.

Item 6.	Exhibits

(a)	Exhibits:

Exhibit 3.1*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

Exhibit 3.2*	By-laws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

Exhibit 3.3*	Certificate of Amendment to Articles of Incorporation dated effective March 30, 2007 (effecting a 1 share for 100 shares reverse stock split of outstanding common stock) (incorporated by reference from the Form 10-KSB for the year ended December 31, 2006 filed with the Commission on April 12, 2007).

Exhibit 14.1*	Code of Ethics (incorporated by reference from the Form 10-K for the year ended December 31, 2008 filed with the Commission on April 1, 2009)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTENARY INTERNATIONAL CORPORATION

Date: May 14, 2012	By:	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive
Officer, Chief Financial Officer and
Principal Accounting Officer

- 16 -