Form 10-Q
period 2012-06-30
CENTENARY INTERNATIONAL CORP
filed 2012-08-20
CIK 759999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2012
Common Stock, $0.001 par value	576,682

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying balance sheets of Centenary International Corporation at June 30, 2012 and December 31, 2011, and the related statements of operations for the three and six months ended June 30, 2012 and 2011 and the period from inception of the development stage on January 1, 2000 through June 30, 2012, and the related statements of cash flows for the six months ended June 30, 2012 and 2011 and from inception of the development stage on January 1, 2000 through June 30, 2012 have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012.

Centenary International Corporation

(A Development Stage Company)

Balance Sheets

ASSETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS

Cash	$-	$-
Prepaid expenses	5,500	-

Total Current Assets	5,500	-

TOTAL ASSETS	$5,500	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$8,987	$8,869
Accrued interest payable - related parties	29,819	24,906
Notes payable - related parties, net	268,062	229,113

Total Current Liabilities	306,868	262,888

STOCKHOLDERS' DEFICIT

Common stock; 50,000,000 shares authorized,
at $0.001 par value, 576,682 and 576,682 shares
issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,547,838)	(2,509,358)

Total Stockholders' Deficit	(301,368)	(262,888)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$5,500	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Statements of Operations

(Unaudited)

					From inception
					of the
					Development
					Stage on
					January 1,
	For the Three Months Ended		For the Six Months Ended		2000 Through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	11,675	7,007	33,102	24,433	655,746

Total Operating Expenses	11,675	7,007	33,102	24,433	655,746

OPERATING LOSS	(11,675)	(7,007)	(33,102)	(24,433)	(655,746)

OTHER INCOME (EXPENSE)

Other income	-	-	-	-	52,958
Interest expense	(2,875)	(2,100)	(5,378)	(4,125)	(238,482)

Total Other Income (Expense)	(2,875)	(2,100)	(5,378)	(4,125)	(185,524)

LOSS FROM CONTINUING OPERATIONS	(14,550)	(9,107)	(38,480)	(28,558)	(841,270)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(14,550)	(9,107)	(38,480)	(28,558)	(2,547,838)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(14,550)	$(9,107)	$(38,480)	$(28,558)	$(2,547,838)

BASIC LOSS PER COMMON SHARE	$(0.03)	$(0.02)	$(0.07)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	576,682	576,682	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
			of the
			Development
			Stage on
			January 1,
	For the Six Months Ended		2000 Through
	June 30,		June 30,
	2012	2011	2012
OPERATING ACTIVITIES

Net loss	$(38,480)	$(28,558)	$(2,547,838)
Adjustments to reconcile net loss to
net cash used by operating activities:
Discontinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Amortization of debt discount	465	-	465
Changes in operating assets and liabilities
Prepaid expenses	(5,500)	-	(5,500)
Accrued interest payable	4,913	4,125	247,586
Accounts payable	118	3,825	237,277

Net Cash Used in Operating Activities	(38,484)	(20,608)	(406,280)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowings of notes payable-related parties	38,484	20,608	406,280

Net Cash Provided by Financing Activities	38,484	20,608	406,280

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$83
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500
Related-party debt forgiveness	$-	$-	$2,918
Discount on notes payable	$1,373	$-	$1,373

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2012 and 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company owes notes payable to shareholders of $268,970 and $229,113 plus accrued interest of $29,819 and $24,906 as of June 30, 2012 and December 31, 2011, respectively. The notes payable accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance. On December 20, 2009, each of the outstanding notes was extended for a period of one year, under the original terms. As of December 31, 2011, each of these notes was extended through the same date in 2012. Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date. On February 23, 2012 the Company borrowed $22,310 pursuant to the terms above. Of this amount $1,298 has been recorded as a loan discount. On May 14, 2012 the Company borrowed $17,547 pursuant to the terms above. Of this amount $75 has been recorded as a loan discount. During the three and six months ended June 30, 2012 a total of $333 and $465 was amortized to interest expenses, leaving an unamortized discount of $908 at June 30, 2012.

CENTENARY INTERNATIONAL CORPORATION

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2012 and 2011

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

The Company’s acquisition of PCN will be a related-party transaction since Clear SRL is owned thirty percent (30%) by each of the two sons (sixty percent total) of Mr. Cristobal Manuel Lopez. The Company is owned forty-eight and 37/100 percent (48.37%) directly by Mr. Lopez and forty and 40/100 percent (40.40%) by Oil m&s. Mr. Lopez directly owns eight tenths of one percent (0.8%) of Oil m&s and serves as its President and director. Mr. Carlos Fabian De Sousa, the President and sole director of the Company, directly owns six tenths of one percent (0.6%) owner of Oil m&s and serves as its Vice President and director. In addition, through one or more other companies, Mr. Lopez and Mr. De Sousa collectively have indirect ownership of a majority of stock in Oil m&s.

The acquisition is subject to the signing of a definitive acquisition agreement by the parties. Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including obtaining certain governmental approvals in Argentina. The Company is in the process of forming a wholly-owned subsidiary corporation in Argentina that will likely be used to facilitate the proposed acquisition. The Company hopes to be able to consummate the acquisition by December 31, 2012, but due to current difficulties with governmental regulations in Argentina, the acquisition may be delayed..

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to June 30, 2012, the Company borrowed $8,987 from a related party. 100% of the funds were used to satisfy company payables. The note accrues interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and is due one year from the date of issuance. Should the Company default on the note, it is subject to a penalty such that it would accrue interest at 150% of the original rate, commencing on the original due date.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no items to disclose, other than the item discussed in the previous paragraph.

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

The acquisition of PCN by Centenary will be a related party transaction since Clear SRL is owned thirty percent (30%) by each of the two sons (sixty percent total) of Mr. Cristobal Manuel Lopez. Centenary is owned forty-eight and 37/100 percent (48.37%) directly by Mr. Lopez and forty and 40/100 percent (40.40%) by Oil m&s. Mr. Lopez directly owns eight tenths of one percent (0.8%) of Oil m&s and serves as its President and director. Mr. Carlos Fabian De Sousa, the President and sole director of Centenary, directly owns six tenths of one percent (0.6%) of Oil m&s and serves as its Vice President and director. In addition, through one or more other companies, Mr. Lopez and Mr. De Sousa collectively have indirect ownership of a majority of stock in Oil m&s.

The acquisition is subject to the signing of a definitive acquisition agreement by the parties. Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including obtaining certain governmental approvals in Argentina. The Company hopes to be able to consummate the acquisition by December 31, 2012, but due to current difficulties with governmental regulations in Argentina, the acquisition may be delayed.

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 26 out of 40 oil wells in production at present. Through June 30, 2012 it had an accumulated production of 2,168,645 barrels of oil equivalent (“boe”).

The concession finishes on 12/31/2025 and until this time the proved reserves of oil reach 4,883,230 boe and unproved reserves reach 2,407,100 boe.

Results of Operations

Three Months Ended June 30, 2012 and 2011

Revenues and Other Income

We had no revenues in either of the three month periods ended June 30, 2012 or 2011. We had no other income for either of the three month periods ended June 30, 2012 or 2011. If we are able to successfully complete the proposed acquisition of PCN during the year ending December 31, 2012, we should begin to generate revenues in the year ending December 31, 2012.

Expenses

We had general and administrative expenses of $11,675 in the three month period ended June 30, 2012, an increase of $4,668 from the $7,007 of general and administrative expenses incurred in the three month period ended June 30, 2011. The increase in general and administrative expense is primarily attributable to an increase in professional fees in the later period. We incurred interest expense of $2,875 in the three months ended June 30, 2012, an increase of $775 from the interest expense of $2,100 incurred in the three months ended June 30, 2011. The increase in interest expense in the later period is attributable to the fact that the balance of the notes payable – related parties was higher in the later period. If we are able to successfully complete the proposed acquisition of PCN during the year ending December 31, 2012, we expect that our general and administrative expenses will increase significantly due to the operations of PCN.

Net Losses

We had a net loss of $14,550, or ($0.03) per share, during the three month period ended June 30, 2012, compared to a net loss of $9,107, or ($0.02) per share, during the comparable period of 2011. The primary reason for the $5,443 increase in net loss was a increase in general and administrative expenses (professional fees) and interest expenses incurred in the later period.

Six Months Ended June 30, 2012 and 2011

Revenues and Other Income

We had no revenues in either of the six month periods ended June 30, 2012 or 2011. We recorded no other income in the six month periods ended June 30, 2012, or 2011. If we are able to successfully complete the proposed acquisition of PCN during the year ending December 31, 2012, we should begin to generate revenues in the year ending December 31, 2012.

Expenses

We had general and administrative expenses of $33,102 in the six month period ended June 30, 2012, an increase of $8,669 from the $24,433 of general and administrative expenses incurred in the six month period ended June 30, 2011. The increase in general and administrative expenses is primarily attributable to an increase in professional fees during the later period. We incurred interest expense of $5,378 in the six months ended June 30, 2012, an increase of $1,253 from the interest expense of $4,125 incurred in the six months ended June 30, 2011. The increase in interest expense is attributable to the fact that the balance of the notes payable – related parties was larger in the later period.

Net Losses

We had a net loss of $38,480 or ($0.07) per share, during the six month period ended June 30, 2012, compared to a net loss of $28,558, or $(0.05) per share, during the comparable period of 2011. The primary reason for the $9,922 increase in net loss was due to an increase in general and administrative expenses (professional fees) in the later period.

Liquidity and Capital Resources – June 30, 2012

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of June 30, 2012 the Company had $5,500 in total assets, with total liabilities of $306,868. The liabilities consist primarily of notes payable – related party, accrued interest payable and accounts payable.

Net cash used in operating activities was $38,484 for the six months ended June 30, 2012, which is identical to the financing cash flows from notes borrowed. It reflects the net loss incurred for the six months ended June 30, 2012, less increases in accounts payable of $118 and accrued interest payable of $4,913, partially offset by an increase of prepaid expenses of $5,500 and amortization of loan discount of $465.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. The Company anticipates that it may need to raise approximately $300,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months if the Company remains as a development stage company searching for business opportunities. If the Company successfully closes its proposed acquisition of PCN during 2012, the Company anticipates that it may need to raise approximately $300,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months. We have no current commitments or arrangements with respect to, or immediate sources of, funding, except that if we successfully complete the proposed acquisition of PCN, Oil m&s has agreed to loan PCN sufficient funds to comply with a development program which provides for the drilling of eleven wells in the Cerro Negro concession over a specified period of time. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our principal shareholder or a company affiliated with him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses. As of June 30, 2012 we had no cash and current liabilities totaled $306,868.

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

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2011 or during the year ended December 31, 2010. The Company expended no amounts on capital expenditures during the six months ended June 30, 2012, and the Company has no current plans for the purchase or sale of any plant or equipment in the current fiscal year.

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

Going Concern

The Company expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,547,838 as of June 30, 2012. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans from our principal shareholders and/or various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

The acquisition of PCN by Centenary will be a related party transaction since Clear SRL is owned thirty percent (30%) by each of the two sons (sixty percent total) of Mr. Cristobal Manuel Lopez.  Centenary is owned forty-eight and 37/100 percent (48.37%) directly by Mr. Lopez and forty and 40/100 percent (40.40%) by Oil m&s.  Mr. Lopez directly owns eight tenths of one percent (0.8%) of Oil m&s and serves as its President and director.  Mr. Carlos Fabian De Sousa, the President and sole director of Centenary, directly owns six tenths of one percent (0.6%) owner of Oil m&s and serves as its Vice President and director. In addition, through one or more other companies, Mr. Lopez and Mr. De Sousa collectively have indirect ownership of a majority of stock in Oil m&s.

The acquisition is subject to the signing of a definitive acquisition agreement by the parties.  Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including obtaining certain governmental approvals in Argentina.  An application was filed in Chubut Province, Argentina in March 2010 seeking government approval to allow Centenary to become a shareholder of an Argentine company.  The application is in process.  The Company hopes to be able to obtain the necessary governmental approval and complete the acquisition by December 2012, but due to current difficulties with governmental regulations in Argentina, the acquisition may be delayed..

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 26 out of 40 oil wells in production at present. Through June 30, 2012 it had an accumulated production of 2,168,645 barrels of oil equivalent (“boe”).

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

Net Operating Loss

We have accumulated approximately $330,000 of net operating loss carry forwards as of June 30, 2012. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2032. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of June 30, 2012 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

During the three months ended June 30, 2012, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2012, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2008.

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

CENTENARY INTERNATIONAL CORPORATION

Date: August 20, 2012	By:/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive
Officer, Chief Financial Officer and
Principal Accounting Officer

