Form 10-K
period 2012-12-31
CENTENARY INTERNATIONAL CORP
filed 2013-05-07
CIK 759999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 For the Fiscal Year Ended December 31, 2012

Commission File Number: 0-23851

CENTENARY INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	90-0294913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Av. Roque Saenz Pena 971-8 Piso, (C1035AAE) Buenos Aires, Argentina

(Address of principal executive offices) (Zip code)

(011-5411) 4328-3996

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

None	N/A
(Title of each class)	(Name of Exchange on which registered)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The Registrant had 576,682 shares of common stock, $0.001 par value, outstanding as of March 20, 2013.

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

Business Development

Company History and Business

Centenary International Corporation, a Nevada corporation (the “Company” or “Centenary”), was incorporated on June 10, 1997. From its inception through the 1999 fiscal year, the Company was considered an exporter of food stuffs and commodities from Argentina to the world. However, the Company abandoned this line of business in 1999, before any revenues were earned. The Company re-entered the development stage on January 1, 2000, and has remained an inactive development stage company since that date. The Company’s ongoing business expenses are funded primarily through shareholder loans.

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

Evaluation

Once we identify a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on management’s knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of our lack of capital we may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

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

In the event of a successful acquisition or merger, a finder’s fee, in the form of cash or securities, may be paid to a person or persons instrumental in facilitating the transaction. No criteria or limits have been established for the determination of an appropriate finder’s fee, although it is likely that any fee will be based upon negotiations by us, the business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder’s fee that might be paid. It is unlikely that a finder’s fee will be paid to an affiliate because of the potential conflict of interest that might result. If such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate’s possible fiduciary duty to us or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder’s fee was to be paid to an affiliate, we would most likely have such an arrangement ratified by the shareholders in an appropriate manner.

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

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 28 out of 44 oil wells in production at present. Through December 31, 2012 it had an accumulated production of 2,284,356 barrels of oil equivalent (“boe”).

The concession finishes on December 31, 2025 and until this time the proved reserves of oil reach 3,350,543 boe and unproved reserves reach 2,409,945 boe.

Because of delays associated with the acquisition of PCN and Centenary’s worsening financial condition, the parties may rescind the MOU.

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

Employees

The Company has no employees presently. The Company’s President, Carlos Fabian De Sousa, presently is not paid for his services as an officer, director or employee of the Company, and it is presently anticipated that he will not be compensated for his services as an officer, director or employee during 2013, prior to the consummation of an acquisition.

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

We reported a net loss of $73,404 for the year ended December 31, 2012 and a loss of $53,032 for the year ended December 31, 2011. Our accumulated deficit since inception of the development stage on January 1, 2000 was $2,582,762 at December 31, 2012.

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

Possible “Penny Stock” Regulation

Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers.

These may require a broker dealer to:

*	make a special suitability determination for purchasers of penny stocks;

*	receive the purchaser’s written consent to the transaction prior to the purchase; and

*	deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

From January 2000 through year end 2012 we have occupied an office provided at no cost by our President.

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

Market Information

Our common stock has traded over-the-counter. It is listed in the Pink Sheets under the symbol “CTYI.” To the best of the Company’s knowledge there has been no active trading market in the Company’s common stock during the two years ended December 31, 2012. The high and low bid prices for our shares are estimated below for the periods depicted. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	LOW	HIGH

YEAR ENDED December 31, 2012:
1st Quarter	$0.00	0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

	LOW	HIGH
YEAR ENDED December 31, 2011:

1st Quarter	$0.00	0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

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

Stockholders

As of March 20, 2013 there were approximately 570 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in “street name”.

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

Recent Sales of Unregistered Securities

The Company issued no shares of its common stock during the year ended December 31, 2012 which were not registered under the Securities Act of 1933.

For information concerning sales of shares of the Company's common stock by the Company which were not registered under the Securities Act of 1933 during the fiscal years ended December 31, 2012, 2011, and 2010, please refer to the Company's annual reports on Form 10-K for each of those three fiscal years and to the Company’s quarterly reports on Form 10-Q filed during each of those three fiscal years.

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

We anticipate that the Company will require ongoing capital to maintain our corporate viability, and necessary funds will most likely be provided by our officers and directors, principal stockholder, or their affiliates in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

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

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 28 out of 44 oil wells in production at present. Until December 30, 2012 it had an accumulated production of 2,284,356barrels of oil equivalent (“boe”).

The concession finishes on December 31, 2025 and until this time the proved reserves of oil reach 3,350,543 boe and unproved reserves reach 2,409,945 boe.

Because of delays associated with the acquisition of PCN and Centenary’s worsening financial condition, the parties may rescind the MOU.

Because we lack significant funds, it may be necessary for our officers, directors or principal shareholders or their affiliates to either advance funds or to accrue expenses until such time as a successful business acquisition can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. However, if we engage outside advisors or consultants in our search for business opportunities, our expenses will increase.

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

Results of Operations

Revenues and Other Income

During the twelve month period ended December 31, 2012, the Company remained in the development stage and we did not realize any revenues from operations. Similarly, we did not realize any revenues from operations during the year ended December 31, 2011. If we are able to successfully complete the acquisition of the oil and gas company in Argentina during the year ending December 31, 2013, we should begin to generate revenues in the year ending December 31, 2013.

Expenses

General and administrative expenses totaled $61,927 in the year ended December 31, 2012, an increase of $19,313 from the $42,614 of general and administrative expenses incurred in the year ended December 31, 2011. Interest expense incurred in the year ended December 31, 2012 was $11,477, an increase of $1,059 from the $10,418 interest expense incurred in the year ended December 31, 2011. The increase in interest expense is attributable to the increased notes payable – related parties balance during 2012. Our expenses are primarily legal and accounting costs incurred in connection with our public filings. If we are able to successfully complete the acquisition of the oil and gas company in Argentina during the year ending December 31, 2013, we expect that our general and administrative expenses will increase significantly.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $73,404, or ($0.13) per share, in the year ended December 31, 2012, compared to a net loss of $53,032, or ($0.09) per share, incurred in the year ended December 31, 2011. Our increase in net loss in the later period is due to the increase in general and administrative expense and the increase in interest expense in the later period.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of December 31, 2012 the Company has no total assets, and total liabilities of $336,292. The liabilities consist of notes payable-related parties of $286,428, accounts payable of $14,644 and accrued interest payable of $35,220.

Net cash used in operating activities was $56,164 for the twelve month period ended December 31, 2012, which is identical to the financing cash flows from notes payable borrowed. It reflects the $73,404 net loss incurred for the year ended December 31, 2012, less the $10,314 increase in accrued interest payable, the $5,769 increase in accounts payable, and amortization of debt discount of $1,157.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. The Company anticipates that it may need to raise approximately $350,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months and pay off most of the Company’s existing liabilities if the Company remains as a development stage company searching for business opportunities. Alternatively, if the Company is not required to pay off its existing notes payable to related parties in the next twelve months, the Company may only need to borrow or raise approximately $50,000 to meet its expenses in the next twelve months if it remains as a development Company searching for business opportunities. If the Company successfully closes its proposed acquisition during 2013, the Company anticipates that it may need to raise approximately $350,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months. We have no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that other funding will be available to us on acceptable terms. Although, our major shareholder or a company controlled by him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses. As of December 31, 2012 we had no cash and current liabilities totaled $336,292.

All of the Company’s liabilities are current liabilities due within the next year.

The Company has no current plans to make any changes in the number of employees unless the Company can successfully close the acquisition of the oil and gas company in Argentina, in which case the Company would expect to increase the number of employees following the acquisition.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation on our business and operations.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2012 or during the year ended December 31, 2011. The Company has no current plans for the purchase or sale of any plant or equipment.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2012, included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company has substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,582,762 as of December 31, 2012. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans and grants from our principal shareholders and/or various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

In preparing financial statements for the year ended December 31, 2012, the Company adopted the following accounting pronouncements:

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

Accounting Standards Update (“ASU”) No. 2009-2 through ASU No. 2013-07 which contains technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information specified by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements as of and for the fiscal years ended December 31, 2012 and 2011, have all been examined to the extent indicated in their report by Pritchett, Siler & Hardy, P.C., independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles. The aforementioned financial statements are included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Centenary International Corporation

Buenos Aires, Argentina

We have audited the accompanying balance sheets of Centenary International Corporation [a development stage company] as of December 31, 2012 and 2011 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2012 and for the period from inception of the development stage on January 1, 2000 through December 31, 2012. Centenary International Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centenary International Corporation as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 and for the period from inception of the development stage on January 1, 2000 through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

May 7, 2013

Centenary International Corporation

(A Development Stage Company)

Balance Sheets

	December 31,
	2012	2011

ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$14,644	$8,869
Accrued interest payable - related parties	35,220	24,906
Convertible notes payable - related parties, net	286,428	229,113

Total Current Liabilities	336,292	262,888

STOCKHOLDERS' DEFICIT

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,582,762)	(2,509,358)

Total Stockholders' Deficit	(336,292)	(262,888)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Statements of Operations

			From inception
			of the
			Development
			Stage on
			January 1,
	For the Year Ended		2000 Through
	December 31,		December 31,
	2012	2011	2012

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	61,927	42,614	684,571

Total Operating Expenses	61,927	42,614	684,571

OPERATING LOSS	(61,927)	(42,614)	(684,571)

OTHER INCOME (EXPENSE)

Other income	-	-	52,958
Interest expense	(11,477)	(10,418)	(244,581)

Total Other Income (Expense)	(11,477)	(10,418)	(191,623)

LOSS FROM CONTINUING OPERATIONS	(73,404)	(53,032)	(876,194)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(73,404)	(53,032)	(2,582,762)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(73,404)	$(53,032)	$(2,582,762)

BASIC LOSS PER COMMON SHARE	$(0.13)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	576,682	576,682

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION

(A Development Stage Company)

Statements of Stockholders' Deficit

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

CENTENARY INTERNATIONAL CORPORATION

(A Development Stage Company)

Statements of Stockholders' Deficit (Continued)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2007	576,601	$577	$8,562,081	$(8,597,058)	$(34,400)

Fractional shares issued	81	-	-	-	-

Capital contributed by shareholder	-	-	2,918	-	2,918

Net loss for the year ended December 31, 2008	-	-	-	(65,480)	(65,480)

Balance, December 31, 2008	576,682	577	8,564,999	(8,662,538)	(96,962)

Net loss for the year ended December 31, 2009	-	-	-	(53,676)	(53,676)

Balance, December 31, 2009	576,682	577	8,564,999	(8,716,214)	(150,638)

Net loss for the year ended December 31, 2010	-	-	-	(59,218)	(59,218)

Balance, December 31, 2010	576,682	577	8,564,999	(8,775,432)	(209,856)

Net loss for the year ended December 31, 2011		-	-	(53,032)	(53,032)

Balance, December 31, 2011	576,682	577	8,564,999	(8,828,464)	(262,888)

Net loss for the year ended December 31, 2012	-	-	-	(73,404)	(73,404)

Balance, December 31, 2012	576,682	$577	$8,564,999	$(8,901,868)	$(336,292)

Deficit accumulated prior to the development stage				$(6,319,106)

Deficit accumulated during the development stage				(2,582,762)

Total Accumulated Deficit				$(8,901,868)

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Statements of Cash Flows

			From Inception
			of the
			Development
			Stage on
			January 1,
	For the Years Ended		2000 Through
	December 31,		December 31,
	2012	2011	2012
OPERATING ACTIVITIES

Net loss	$(73,404)	$(53,032)	$(2,582,762)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Amortization of debt discount	1,157	-	1,157
Changes in operating assets and liabilities
Prepaid expenses	-	-	-
Accrued interest payable	10,314	6,204	252,987
Accounts payable	5,769	8,640	242,928

Net Cash Used in Operating Activities	(56,164)	(38,188)	(423,960)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowings of convertible notes payable- related parties	56,164	38,188	423,960

Net Cash Provided by Financing Activities	56,164	38,188	423,960

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$83
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500
Related-party debt forgiveness	$-	$-	$2,918
Discount on convertible notes payable	$1,373	$-	$1,373

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2012 and 2011

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

The Company has no products or services as of December 31, 2012. The Company’s current business model is to be a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Income (Loss) Per Share

For the Year Ended December 31, 2012
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(73,404)	576,682	$(0.13)

For the Year Ended
December 31, 2011
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(53,032)	576,682	$(0.09)

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

December 31, 2012 and 2011

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, :

	2012	2011

Deferred tax assets
NOL carryover	$55,759	$46,295
Related-party interest	5,283	3,736
Valuation allowance	(61,042)	(50,031)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 15% to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011

Book loss	$(11,011)	$(7,955)

Valuation allowance	11,011	7,955

	$-	$-

At December 31, 2012, the Company had net operating loss carry forwards of approximately $371,726 that may be offset against future taxable income through the year 2032. No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. All tax years starting with 2010 are open for examination.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Fair Value of Financial Instruments

As at December 31, 2012, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

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

Accounting Standards Update (“ASU”) No. 2009-2 through ASU No. 2013-07 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

g. Equity-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic “Share-Based Payment.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the period ended December 31, 2012.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company owes convertible notes payable to shareholders of $286,428 and $229,113 plus accrued interest of $35,220 and $24,906 as of December 31, 2012 and December 31, 2011, respectively. Notes are convertible at the discretion of the holder and accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance. On December 20, 2009, each of the outstanding notes was extended for a period of one year, under the original terms. As of December 31, 2010, 2011, and 2012, each of these notes was extended through the same date in 2013. All subsequent notes reaching maturity have also been extended for a period of one year, under the original terms. Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date. February 23, 2012 the Company borrowed $22,310 pursuant to the terms above. Of this amount $1,298 has been recorded as a loan discount. On May 14, 2012 the Company borrowed $17,547 pursuant to the terms above. Of this amount $75 has been recorded as a loan discount. On August 8, 2012 the Company borrowed $8,987 pursuant to the terms above. On November 15, 2012 the Company borrowed $8,688 pursuant to the terms above. During the year ended December 31, 2012 a total of $1,157 of the debt discount was amortized to interest expenses, leaving an unamortized discount of $215 at December 31, 2012.

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

Because of delays associated with the acquisition of PCN and Centenary’s worsening financial condition, the parties may rescind the MOU.

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

Under the supervision and with the participation of management, Carlos Fabian De Sousa, acting as our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2012. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure. There have been no changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework. Based upon this evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were effective as of December 31, 2012.

During the quarter ended December 31, 2012, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and directors: as of December 31, 2012:

Name	Age	Position

Carlos Fabian De Sousa	45	President, Sole Director, Chief Executive Officer, Chief Financial Officer,

The directors and officers are elected and will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All officers serve at the will of the Board of Directors.

CARLOS FABIAN DE SOUSA has served as a director of Centenary International Corp. since November 2007. He has also served as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of Centenary International Corp. since December 31, 2007. He is a Certified Public Accountant, and he has worked in the Oil & Gas Industry in Argentina since 1993. Initially Mr. De Sousa worked for Hispano Americana de Petroleos S.A. (HAPSA) as Administration and Financial Manager. HAPSA engaged in the business of drilling oil wells, wells completion, wells workover and intervention and hot oil services. From 1996 to 1997, Mr. De Sousa worked as an Administration and Financial Advisor for FORASOL – FORAMER in its Latam operations. From late 1998 to mid-2001, Mr. De Sousa was the General Manager of Almeria Austral S.A., a company that provided services of drilling, intervention and completion of wells to the Oil & Gas Industry in Argentina. By 2001, together with Mr. Cristobal Manual Lopez and Mrs. Muriel Lucia Sosa, Mr. De Sousa founded Oil m&s S.A., where at present he is the Vice President and a director. Mr. De Sousa also directly owns 0.6% of Oil m&s S.A. Through one or more other companies, Mr. Lopez and Mr. De Sousa collectively have indirect ownership of a majority of stock in Oil m&s . This company has become a principal provider of services for the Oil and Gas Industry in Argentina. Mr. De Sousa is also the President and General Director of Alcalis de la Patagonia SAIC, a company dedicated to the production of alkali. He is also a Director of Tecnological S.A. (IT developments), Oil Minerals S.A. (real estate) and Oil Construcciones S.A. (building industry). Mr. De Sousa is not a director of any other companies that file period reports with the U.S. Securities and Exchange Commission.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2012, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

The following table shows compensation earned during fiscal 2012 and 2011 by the Chief Executive Officer and by any other executive officers whose compensation during one of the two fiscal years totaled $100,000 or more. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

SUMARY COMPENSATION TABLE

				All Other
Name and	Fiscal			Compensation
Principal Positions	Year	Salary	Bonus	(1)	Total

Carlos Fabian De Sousa	2012	$-0-	$-0-	$-0-	$-0-
CEO, CFO & Director	2011	$-0-	$-0-	$-0-	$-0-

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

We have adopted no formal stock option plans for our officers, directors and/or employees. We reserve the right to adopt one or more stock option plans in the future. Presently we have no plans to issue additional shares of our common or preferred stock or options to acquire the same to our officers, directors or their affiliates or associates, except for the shares and options that may be issued in connection with the proposed acquisition of the oil and gas company in Argentina.

Other compensation

None.

Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee, and the function of the compensation committee is handled by the Board of Directors. Carlos Fabian De Sousa is the only member of the Board of Directors. He is also an officer of the Company.

Compensation Committee Report

The Company has no compensation committee, and the function of the compensation committee is handled by the Board of Directors. Carlos Fabian De Sousa is the only member of the Board of Directors. He is also an officer of the Company. He decided that he would not be paid any compensation from the Company during 2012 and 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to the Company to be the beneficial owners of more than five percent (5.0%) of the Company’s common stock as of March 20, 2013, and the percentages are based on 576,682 shares issued and outstanding as of that date. Each of these persons has sole investment and sole voting power over the shares indicated, except as described otherwise below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

MR. CRISTOBAL MANUEL LOPEZ Av. Roque Saenz Pena 971 Floor 8 Buenos Aires, Argentina C1035AAE	511,920	(1)	88.77%

MR. CARLOS FABIAN DE SOUSA Av. Roque Saenz Pena 971 Floor 8 Buenos Aires, Argentina C1035AAE	233,001	(2)	40.40%

Oil m&s, S.A. Av. Roque Saenz Pena 971 Floor 8 Buenos Aires, Argentina C1035AAE	233,001		40.40%

(1) Mr. Lopez directly owns 278,919 shares in his name. The remaining 233,001 shares listed as being beneficially owned by him are held of record by Oil m&s S.A., a company of which Mr. Lopez directly owns 0.8% and serves as its President and as a Director. Through one or more other companies, Mr. Lopez and Mr. De Sousa collectively have indirect ownership and control of a majority of stock in Oil m&s.

(2) The 233,001 shares listed as beneficially owned by Mr. De Sousa are held of record by Oil m&s S.A., a company of which Mr. Sousa directly owns 0.6% and serves as its Vice President and as a Director. Through one or more other companies, Mr. Lopez and Mr. De Sousa collectively have indirect ownership and control of a majority of stock in Oil m&s. The investment and voting power of these shares is held by the Board of Directors of Oil m&s S.A.

Security ownership of management

The following table sets forth the share holdings of the Company's directors and executive officers as of March 20, 2013, and the percentages are based on 576,682 shares issued and outstanding as of that date. These persons have sole investment and sole voting power over the shares indicated, except as described otherwise below.

	Amount and Nature of		Percent
Name and Address of Beneficial Owner	Beneficial Ownership		of Class

MR. CARLOS FABIAN DE SOUSA Av. Roque Saenz Pena 971 Floor 8 Buenos Aires, Argentina C1035AAE	233,001	(1)	40.40%

(1) The 233,001 shares listed as beneficially owned by Mr. De Sousa are held of record by Oil m&s S.A., a company of which Mr. Sousa directly owns 0.6% and serves as its Vice President and as a Director. The investment and voting power of these shares is held by the Board of Directors of Oil m&s S.A. Through one or more other companies, Mr. Lopez and Mr. De Sousa collectively have indirect ownership and control of a majority of stock in Oil m&s. The investment and voting power of these shares is held by the Board of Directors of Oil m&s S.A.

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

Transactions with Management and Others

During the past two fiscal years of the Company, and since then, there have been no material transactions or series of similar transactions to which the Company or any of our subsidiaries were or are to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, in which any related person (as defined in Item 404 of Regulation S-K) had a direct or indirect material interest, except for the following:

(1) during 2011 and 2012, the Company continued to borrow additional funds from Oil m&S S.A. Oil m&S S.A. is a company owned and controlled by Mr. Cristobal Manuel Lopez, the Company’s principal shareholder, and Carlos Fabian De Sousa, the Company’s CEO and Director. As of December 31, 2012, the Company owed notes payable to Oil m&s S.A. in the amount of $286,428 plus accrued interest of $35,220. The notes payable accrue interest at LIBOR plus 2% per annum, are unsecured and are due upon demand. No interest or principal payments were paid on this loan during 2011, or 2012;

(2) the Company presently uses an office that is provided free of charge by the Company’s President; and

(3) on September 22nd 2009, Centenary executed a non-binding MOU with Clear SRL, Oil m&s and PCN pursuant to which Centenary shall acquire from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of PCN which shall become a majority-owned subsidiary of Centenary. In payment for the PCN shares, Centenary will issue to Clear SRL a total of 2,129,870 new shares of Centenary common stock. In addition, Oil m&s will loan to PCN sufficient funds to comply with a development program which provides for the drilling of eleven wells in the concession over a specified period of time. The loan to PCN will provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of Centenary common stock following completion of the eleven new wells. The acquisition of PCN by Centenary will be a related party transaction since Clear SRL is owned sixty percent (60%) by Mr. Cristobal Manual Lopez. Centenary is owned forty-eight and 37/100 percent (48.37%) directly by Mr. Lopez and forty and 40/100 percent (40.40%) by Oil m&s. Mr. Lopez directly owns eight tenths of one percent (0.8%) of Oil m&s and serves as its President and director. Mr. Carlos Fabian DeSousa, the President and sole director of Centenary, directly owns six tenths of one percent (0.6%) of Oil m&s and serves as its Vice President and director. In addition, through one or more other companies, Mr. Lopez and Mr. DeSousa collectively have indirect ownership of a majority of stock in Oil m&s. The acquisition is subject to the signing of a definitive acquisition agreement by the parties. Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including obtaining governmental approvals in Argentina. The Company hopes to be able to complete the acquisition by December 31, 2013. Because of delays associated with the acquisition of PCN and Centenary’s worsening financial condition, the parties may rescind the MOU.

Centenary has had recent discussions concerning another possible acquisition in the oil and gas market in Argentina, but no definitive agreement has yet been executed by the parties. No other related party transactions are presently proposed except for the following: The Company anticipates that it will continue to borrow funds from Oil m&s S.A. as the Company needs funds to pay its expenses. This loan accrues interest at Libor + 2% per annum, is unsecured, and is due upon demand. It is possible that, in the future, the Company may seek to acquire an interest in a business opportunity in which our principal stockholder has an interest.

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

With the exception of the transactions involved in the proposed acquisition of a company in the oil and gas market in Argentina, the interest to be paid to Oil m&s S.A. on its loans to the Company, and the possible conversion of part or all of these loans to additional shares of Common Stock of the Company in the future (at such terms as may be agreed to by the Company’s director and Oil m&s S.A. in a related party transaction), the Company is unaware of anything of value to be received by Mr. Lopez, Oil m&s S.A. or Carlos Fabian De Sousa from the Company.

Conflicts of Interest

Our public stockholders should be aware of the following potential conflicts of interest. Our officers and directors are not required to commit their full time to our affairs and, accordingly, they have conflicts of interest in allocating management time among various business activities. Furthermore, Carlos Fabian DeSousa, our sole officer and director, is an officer, director and shareholder of Oil m&s S.A. which is one of our principal stockholders. Additionally, the proposed acquisition of a company in the oil and gas market in Argentina, is a related party transaction.

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

Audit Fees

The following is a summary of the fees billed to us by Pritchett, Siler & Hardy, P.C., our current independent accountant, for professional services rendered for the fiscal years ended December 31, 2012 and 2011:

Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees

Audit Fees	$11,230	$10,213
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$11,230	$10,213

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

Index to Financial Statements

Centenary International Corp.
Report of Independent Registered Public Accounting Firm	18
Balance Sheets	19
Statements of Operations	20
Statements of Stockholders’ Equity (Deficit)	21-22
Statements of Cash Flows	23
Notes to Financial Statements	24

2.	Financial Statement Schedule(s):

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

Centenary International Corporation

Date: May 7, 2013	By	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos Fabian De Sousa	Director	May 7, 2013
Carlos Fabian De Sousa

EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION

3.1	*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

3.2	*	By-laws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

3.3	*	Certificate of Amendment to Articles of Incorporation dated effective March 30, 2007 (effecting a 1 share for 100 shares reverse stock split of outstanding common stock) (incorporated by reference from the Form 10-KSB for the year ended December 31, 2006 filed with the Commission on April 12, 2007).

14.1	*	Code of Ethics (incorporated by reference from the Form 10-K for the year ended December 31, 2008 filed with the Commission on April 1, 2009)

31.1	44	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	46	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	48	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	49	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

101.LAB	**	XBRL Taxonomy Extension Label Linkbase

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase

101.SCH	**	XBRL Taxonomy Extension Schema

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