Form 10-Q
period 2013-06-30
CENTENARY INTERNATIONAL CORP
filed 2013-08-29
CIK 759999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 2, 2013
Common Stock, $0.001 par value	576,682

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying balance sheets of Centenary International Corporation at June 30, 2013 and December 31, 2012, and the related statements of operations for the three and six months ended June 30, 2013 and 2012 and the period from inception of the development stage on January 1, 2000 through June 30, 2013, and the related statements of cash flows for the six months ended June 30, 2013 and 2012 and from inception of the development stage on January 1, 2000 through June 30, 2013 have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2013, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013.

Centenary International Corporation

(A Development Stage Company)

 Balance Sheets

ASSETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS

Cash	$36,000	$-

Total Current Assets	36,000	-

TOTAL ASSETS	$36,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$45,643	$14,644
Accrued interest payable - related parties	40,865	35,220
Convertible notes payable - related parties, net	350,390	286,428

Total Current Liabilities	436,898	336,292

STOCKHOLDERS' DEFICIT

Common stock; 50,000,000 shares authorized,
at $0.001 par value, 576,682 and 576,682 shares
issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(2,647,368)	(2,582,762)

Total Stockholders' Deficit	(400,898)	(336,292)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

 Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From inception of the Development Stage on January 1, 2000 Through June 30,
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	38,891	11,675	58,746	33,102	743,317

Total Operating Expenses	38,891	11,675	58,746	33,102	743,317

OPERATING LOSS	(38,891)	(11,675)	(58,746)	(33,102)	(743,317)

OTHER INCOME (EXPENSE)

Other income	-	-	-	-	52,958
Interest expense	(2,904)	(2,875)	(5,860)	(5,378)	(250,441)

Total Other Income (Expense)	(2,904)	(2,875)	(5,860)	(5,378)	(197,483)

LOSS FROM CONTINUING OPERATIONS	(41,795)	(14,550)	(64,606)	(38,480)	(940,800)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(41,795)	(14,550)	(64,606)	(38,480)	(2,647,368)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(41,795)	$(14,550)	$(64,606)	$(38,480)	$(2,647,368)

BASIC LOSS PER COMMON SHARE	$(0.07)	$(0.03)	$(0.11)	$(0.07)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	576,682	576,682	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

 Statements of Cash Flows

(Unaudited)

			From Inception
			of the
			Development
			Stage on
			January 1,
	For the Six Months Ended		2000 Through
	June 30,		June 30,
	2013	2012	2013
OPERATING ACTIVITIES

Net loss	$(64,606)	$(38,480)	$(2,647,368)
Adjustments to reconcile net loss to
net cash used by operating activities:
Discontinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Amortization of loan discount	216	465	1,373
Changes in operating assets and liabilities
Prepaid expenses	-	(5,500)	-
Accrued interest payable	5,645	4,913	258,632
Accounts payable	30,999	118	273,927

Net Cash Used in Operating Activities	(27,746)	(38,484)	(451,706)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowings of convertible notes payable-related parties	63,746	38,484	487,706

Net Cash Provided by Financing Activities	63,746	38,484	487,706

NET INCREASE IN CASH	36,000	-	36,000

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$36,000	$-	$36,000

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$83
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500
Related-party debt forgiveness	$-	$-	$2,918
Discount on convertible notes	$-	$1,373	$1,373

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2013 and 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company owes convertible notes payable to shareholders of $350,390 and $286,428 plus accrued interest of $40,865 and $35,220 as of June 30, 2013 and December 31, 2012, respectively. The notes are convertible at the discretion of the holder and accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance. On December 20, 2009, each of the outstanding notes was extended for a period of one year, under the original terms. As of December 31, 2010, 2011 and 2012, each of these notes was extended through December 31 of the following year. Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date. During the six months ended June 30, 2013, the Company borrowed $63,746 pursuant to the terms above. During the six months ended June 30, 2013, a total of $216 of the debt discount was amortized to interest expenses, leaving an unamortized discount of $-0- at June 30, 2013.

CENTENARY INTERNATIONAL CORPORATION

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2013 and 2012

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

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 32 out of 48 oil wells in production at present. Through June 30, 2013 it had an accumulated production of 2,379,139 barrels of oil equivalent (“boe”).

The concession finishes on 12/31/2025 and until this time the proved reserves of oil reach 3,553,440 boe and unproved reserves reach 2,409,945 boe.

Because of delays associated with the acquisition of PCN and Centenary’s worsening financial condition, the parties may rescind the MOU.

Results of Operations

Three Months Ended June 30, 2013 and 2012

Revenues and Other Income

We had no revenues in either of the three month periods ended June 30, 2013 or 2013. We had no other income for either of the three month periods ended June 30, 2013 or 2012. If we are able to successfully complete the proposed acquisition of an oil and gas company in Argentina during the year ending December 31, 2013, we should begin to generate revenues in the year ending December 31, 2013.

Expenses

We had general and administrative expenses of $38,891 in the three month period ended June 30, 2013, an increase of $27,216 from the $11,675 of general and administrative expenses incurred in the three month period ended June 30, 2012. The increase in general and administrative expense is primarily attributable to an increase in professional fees in the later period. We incurred interest expense of $2,904 in the three months ended June 30, 2013, an increase of $29 from the interest expense of $2,875 incurred in the three months ended June 30, 2012. The increase in interest expense in the later period is attributable to the fact that the balance of the notes payable – related parties was higher in the later period. If we are able to successfully complete the proposed acquisition of an oil and gas company in Argentina during the year ending December 31, 2013, we expect that our general and administrative expenses will increase significantly.

Net Losses

We had a net loss of $41,795, or ($0.07) per share, during the three month period ended June 30, 2013, compared to a net loss of $14,550, or ($0.03) per share, during the comparable period of 2012. The primary reason for the $27,245 increase in net loss was an increase in general and administrative expenses (professional fees) and interest expenses incurred in the later period.

Six Months Ended June 30, 2013 and 2012

Revenues and Other Income

We had no revenues in either of the six month periods ended June 30, 2013 or 2012. We recorded no other income in the six month periods ended June 30, 2013, or 2012. If we are able to successfully complete the proposed acquisition of an oil and gas company in Argentina during the year ending December 31, 2013, we should begin to generate revenues in the year ending December 31, 2013.

Expenses

We had general and administrative expenses of $58,746 in the six month period ended June 30, 2013, an increase of $25,644 from the $33,102 of general and administrative expenses incurred in the six month period ended June 30, 2012. The increase in general and administrative expenses is primarily attributable to an increase in professional fees during the later period. We incurred interest expense of $5,860 in the six months ended June 30, 2013, an increase of $482 from the interest expense of $5,378 incurred in the six months ended June 30, 2012. The increase in interest expense is attributable to the fact that the balance of the notes payable – related parties was larger in the later period.

Net Losses

We had a net loss of $64,606 or ($0.11) per share, during the six month period ended June 30, 2013, compared to a net loss of $38,480, or $(0.07) per share, during the comparable period of 2012. The primary reason for the $26,126 increase in net loss was due to an increase in general and administrative expenses (professional fees) and interest expenses in the later period.

Liquidity and Capital Resources – June 30, 2013

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of June 30, 2013 the Company had $36,000 in total assets, with total liabilities of $436,898. The liabilities consist primarily of notes payable – related party, accrued interest payable and accounts payable.

Net cash used in operating activities was $27,746 for the six months ended June 30, 2013, which is $36,000 less than the financing cash flows from notes borrowed. It reflects the net loss incurred for the six months ended June 30, 2013, less increases in accounts payable of $30,999 and accrued interest payable of $5,645, and an amortization of loan discount of $216, and an increase of cash in bank of $36,000.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. The Company anticipates that it may need to raise approximately $350,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months if the Company remains as a development stage company searching for business opportunities. Alternatively, if the Company is not required to pay off its existing notes payable to related parties in the next twelve months, the Company may only need to borrow or raise approximately $50,000 to meet its expenses in the next twelve months if it remains as a development stage company searching for business opportunities. If the Company successfully closes its proposed acquisition during 2013, the Company anticipates that it may need to raise approximately $350,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months. We have no current commitments or arrangements with respect to, or immediate sources of, funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our principal shareholder or a company affiliated with him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses. As of June 30, 2013 we had $36,000 in cash and current liabilities totaled $436,898.

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

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2012 or during the year ended December 31, 2011. The Company expended no amounts on capital expenditures during the six months ended June 30, 2013, and the Company has no current plans for the purchase or sale of any plant or equipment in the current fiscal year.

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

Going Concern

The Company believes there is substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $2,647,368 as of June 30, 2013. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans from our principal shareholders and/or various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 32 out of 48 oil wells in production at present. Through June 30, 2013 it had an accumulated production of 2,379,139 barrels of oil equivalent (“boe”).

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

Net Operating Loss

We have accumulated approximately $3,483,603 of net operating loss carry forwards as of June 30, 2013. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2033. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of June 30, 2013 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

During the three months ended June 30, 2013, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

During the three month period ended June 30, 2013, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-K, and the Company’s Quarterly Reports on Form 10-Q filed since December 31, 2009.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	Mine Safety Disclosures

This Item is not applicable.

Item 5.	Other Information

This Item is not applicable.

Item 6.	Exhibits

(a)	Exhibits:

Exhibit 3.1*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

Exhibit 3.2*	By-laws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

Exhibit 3.3*	Certificate of Amendment to Articles of Incorporation dated effective March 30, 2007 (effecting a 1 share for 100 shares reverse stock split of outstanding common stock) (incorporated by reference from the Form 10-KSB for the year ended December 31, 2006 filed with the Commission on April 12, 2007).

Exhibit 14.1*	Code of Ethics (incorporated by reference from the Form 10-K for the year ended December 31, 2008 filed with the Commission on April 1, 2009).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase**

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema **

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

CENTENARY INTERNATIONAL CORPORATION

Date: August 29, 2013	By:	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive
Officer, Chief Financial Officer and
Principal Accounting Officer

