Form 10-Q
period 2013-09-30
CENTENARY INTERNATIONAL CORP
filed 2013-11-20
CIK 759999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 13, 2013
Common Stock, $0.001 par value	576,682

TABLE OF CONTENTS

Heading		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets – September 30, 2013 (unaudited) and December 31, 2012	4

	Statements of Operations – three months and nine months ended September 30, 2013 and 2012 and the period from inception of the development stage on January 1, 2000 to September 30, 2013 (unaudited)	5

	Statements of Cash Flows – nine months ended September 30, 2013 and 2012 and the period from inception of the development stage on January 1, 2000 to September 30, 2013 (unaudited)	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	Signatures	18

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying balance sheets of Centenary International Corporation at September 30, 2013 and December 31, 2012, and the related statements of operations for the three and nine months ended September 30, 2013 and 2012 and the period from inception of the development stage on January 1, 2000 through September 30, 2013, and the related statements of cash flows for the nine months ended September 30, 2013 and 2012 and from inception of the development stage on January 1, 2000 through September 30, 2013 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended September 30, 2013, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013.

Centenary International Corporation
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$52,217	$-
Prepaid expenses	414,011	-

Total Current Assets	466,228	-

TOTAL ASSETS	$466,228	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$459,783	$14,644
Accrued interest payable - related parties	44,693	35,220
Convertible notes payable - related parties, net	850,390	286,428

Total Current Liabilities	1,354,866	336,292

STOCKHOLDERS' DEFICIT

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(3,135,108)	(2,582,762)

Total Stockholders' Deficit	(888,638)	(336,292)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$466,228	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From inception
					of the
					Development
					Stage on
					January 1,
	For the Three Months Ended		For the Nine Months Ended		2000 Through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	483,911	11,154	542,657	44,256	1,227,228

Total Operating Expenses	483,911	11,154	542,657	44,256	1,227,228

OPERATING LOSS	(483,911)	(11,154)	(542,657)	(44,256)	(1,227,228)

OTHER INCOME (EXPENSE)

Other income	-	-	-	-	52,958
Interest expense	(3,829)	(2,899)	(9,689)	(8,277)	(254,270)

Total Other Income (Expense)	(3,829)	(2,899)	(9,689)	(8,277)	(201,312)

LOSS FROM CONTINUING OPERATIONS	(487,740)	(14,053)	(552,346)	(52,533)	(1,428,540)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(487,740)	(14,053)	(552,346)	(52,533)	(3,135,108)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(487,740)	$(14,053)	$(552,346)	$(52,533)	$(3,135,108)

BASIC LOSS PER COMMON SHARE	$(0.85)	$(0.02)	$(0.96)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	576,682	576,682	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			January 1,
	For the Nine Months Ended		2000 Through
	September 30,		September 30,
	2013	2012	2013
OPERATING ACTIVITIES

Net loss	$(552,346)	$(52,533)	$(3,135,108)
Adjustments to reconcile net loss to
net cash used by operating activities:
Discontinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Amortization of loan discount	216	694	1,373
Changes in operating assets and liabilities
Prepaid expenses	(414,011)	(2,750)	(414,011)
Accrued interest payable	9,473	7,583	262,460
Accounts payable	445,139	(464)	688,067

Net Cash Used in Operating Activities	(511,529)	(47,470)	(935,489)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowings of convertible notes payable-related parties	563,746	47,470	987,706

Net Cash Provided by Financing Activities	563,746	47,470	987,706

NET INCREASE IN CASH	52,217	-	52,217

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$52,217	$-	$52,217

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$83
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500
Related-party debt forgiveness	$-	$-	$2,918
Discount on convertible notes	$-	$1,373	$1,373

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013 and December 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company owes convertible notes payable to shareholders of $850,390 and $286,428 plus accrued interest of $44,693 and $35,220 as of September 30, 2013 and December 31, 2012, respectively. The convertible notes payable accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance. On December 20, 2009, each of the outstanding notes was extended for a period of one year, under the original terms. As of December 31, 2010, 2011 and 2012 each of these notes was extended through December 31 of the following year, under the original terms. Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date.  During the nine months ended September 30, 2013, the Company borrowed $563,746 pursuant to the terms above.  During the nine months ended September 30, 2013 a total of $216 of the debt was amortized to interest expense, leaving an unamortized discount of $-0- at September 30, 2013.

CENTENARY INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013 and December 31, 2012

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Memorandum of Understanding

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

Lease Agreement

In September, 2013 the Company entered into a lease agreement for approximately 4,000 square feet of office space located at 540 Madison Avenue, New York, New York 10022.    The lease has a term of ten years. Pursuant to the lease agreement, the annual fixed rent for each year during the first five years of the lease is $412,000, with monthly payments of $34,333 being due on the first of each month. The annual fixed rent then increases to $452,000 for each of the remaining years of the lease.  The Company has a one time option to terminate the lease early at the end of the seventh year.  During the nine months ended September 30, 2013 the Company paid $446,333 in prepaid expenses that is being amortized over the term of the lease. As of September 30, 2013 the Company amortized $34,333 to rent expense leaving a balance of $412,000 as prepaid expense.  Payment of the lease has been guaranteed by Oil Combustibles S.A., a company affiliated with our CEO and our largest shareholder.

New Chief Financial Officer

The director of the Company elected Matias Bullrich as the Company’s new chief financial officer, chief accounting officer and Treasurer effective May 1, 2013.  Under the terms of the Agreement, Mr. Bullrich is to be paid $83,000 per month for his services.

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

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 33 out of 48 oil wells in production at present. Through September 30, 2013 it had an accumulated production of 2,373,868 barrels of oil equivalent (“boe”).

The concession finishes on 12/31/2025 and until this time the proved reserves of oil reach 3,512,750 boe and unproved reserves reach 2,409,945 boe.

Because of delays associated with the acquisition of CAN and Centenary’s worsening financial condition, the parties may rescind the MOU.

Lease Agreement

In September, 2013 the Company entered into a lease agreement for approximately 4,000 square feet of office space located at 540 Madison Avenue, New York, New York 10022.    The lease has a term of ten years. Pursuant to the lease agreement, the annual fixed rent for each year during the first five years of the lease is $412,000, with monthly payments of $34,333 being due on the first of each month. The annual fixed rent then increases to $452,000 for each of the remaining years of the lease.  The Company has a one time option to terminate the lease early at the end of the seventh year.  During the nine months ended September 30, 2013 the Company paid $446,333 in prepaid expenses that is being amortized over the term of the lease. As of September 30, 2013 the Company amortized $34,333 to rent expense leaving a balance of $412,000 as prepaid expense.  Payment of the lease has been guaranteed by Oil Combustibles S.A., a company affiliated with our CEO and our largest shareholder.

Agreement with Chief Financial Officer

The director of the Company elected Matias Bullrich as the Company’s new chief financial officer, chief accounting officer and Treasurer effective May 1, 2013.  Under the terms of the Agreement, Mr. Bullrich is to be paid $83,000 per month for his services.

Results of Operations

Three Months Ended September 30, 2013 and 2012

Revenues and Other Income

We had no revenues in either of the three month periods ended September 30, 2013 or 2012.  We had no other income for either of the three month periods ended September 30, 2013 or 2012.  If and when we are able to successfully complete the proposed acquisition of an oil and gas company in Argentina, we should begin to generate revenues.

Expenses

We had general and administrative expenses of $483,911 in the three month period ended September 30, 2013, an increase of $472,757 from the $11,154 of general and administrative expenses incurred in the three month period ended September 30, 2012.  The increase in general and administrative expense is primarily attributable to the accrual of $415,000 in compensation to be paid to the Company’s new Chief Financial Officer, and $34,333 in amortized prepaid rent.  The Company had no rent expense in the prior three month period ended September 30, 2012.  We incurred interest expense of $3,829 in the three months ended September 30, 2013, an increase of $930 from the interest expense of $2,899 incurred in the three months ended September 30, 2012.  The increase in interest expense in the later period is attributable to the fact that the balance of the convertible notes payable – related parties was higher in the later period.  We expect that our general and administrative expenses will increase significantly if and when we complete the acquisition of an oil and gas company in Argentina.

Net Losses

We had a net loss of $487,740, or ($0.85) per share, during the three month period ended September 30, 2013, compared to a net loss of $14,053, or ($0.02) per share, during the comparable period of 2012.  The primary reason for the $473,687 increase in net loss was a substantial increase in general and administrative expenses incurred in the later period.

Nine Months Ended September 30, 2013 and 2012

Revenues and Other Income

We had no revenues in either of the nine month periods ended September 30, 2013 or 2012.  We recorded no other income in the nine month periods ended September 30, 2013 or 2012.  If and when we are able to successfully complete the proposed acquisition of an oil and gas company in Argentina, we should begin to generate revenues.

Expenses

We had general and administrative expenses of $542,657 in the nine month period ended September 30, 2013, an increase of $498,401 from the $44,256 of general and administrative expenses incurred in the nine month period ended September 30, 2012.  The increase in general and administrative expenses is primarily attributable to the accrual of $415,000 in compensation to be paid to the Company’s new Chief Financial Officer, and $34,333 in amortized prepaid rent.  The Company had no rent expense in the prior three month period ended September 30, 2012.  We incurred interest expense of $9,689 in the nine months ended September 30, 2013, an increase of $1,412 from the interest expense of $8,277 incurred in the nine months ended September 30, 2012.  The increase in interest expense is attributable to the fact that the balance of the convertible notes payable – related parties was larger in the later period.  We expect that our general and administrative expenses will increase significantly if and when we complete the acquisition of an oil and gas company in Argentina.

Net Losses

We had a net loss of $552,346 or ($0.96) per share, during the nine month period ended September 30, 2013, compared to a net loss of $52,533, or $(0.09) per share, during the comparable period of 2012.  The primary reason for the $449,813 increase in net loss was due primarily to an increase in general and administrative expenses in the later period.

Liquidity and Capital Resources – September 30, 2013

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.  As of September 30, 2013 the Company had $466,228 in total assets represented by $52,217 in cash and $414,011 in prepaid expenses.  As of September 30, 2013 the Company had total liabilities of $1,354,866.  The liabilities are all current liabilities and consist of convertible notes payable – related parties of $850,390, accounts payable of $459,783 and accrued interest payable – related parties of $44,693.

Net cash used in operating activities was $511,529 for the nine months ended September 30, 2013, which is equal to the $563,746 of financing cash flows from convertible notes borrowed less the increase in cash of $52,217.  It largely reflects the $552,346 net loss incurred for the nine months ended September 30, 2013, less an increase in accounts payable of $445,139, an accrued interest payable of $9,473 and amortization of debt discount of $216, partially offset by a $414,011 increase in prepaid expenses.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months.  The Company anticipates that it may also need to raise approximately $3,000,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months.  We have no current commitments or arrangements with respect to, or immediate sources of, funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our principal shareholder or a company affiliated with him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company.  There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses.  As of September 30, 2013 we had $52,217 in cash and current liabilities totaled $1,354,866.

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

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2012 or during the year ended December 31, 2011.  The Company expended no amounts on capital expenditures during the nine months ended September 30, 2013, and the Company has no current plans for the purchase or sale of any plant or equipment in the current fiscal year.

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

Going Concern

The Company believes there is substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $3,135,108 as of September 30, 2013.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources.  Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes:  (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans from our principal shareholders and/or various financial institutions, where possible.  Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 33 out of 48 oil wells in production at present. Through September 30, 2013 it had an accumulated production of 2,373,868 barrels of oil equivalent (“boe”).

The concession finishes on December 31, 2025 and until this time the proved reserves of oil reach 3,512,750 boe and unproved reserves reach 2,409,945 boe.

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

Net Operating Loss

We have accumulated approximately $3,971,343 of net operating loss carry forwards as of September 30, 2013.  This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2033.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used.  No tax benefit has been reported in the financial statements as of September 30, 2013 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

During the three months ended September 30, 2013, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

During the three month period ended September 30, 2013, the Company did not issue any shares of its unregistered common stock.  For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2008.

Item 3.	Defaults Upon Senior Securities

  This Item is not applicable.

Item 4.	Mine Safety Disclosures

This Item is not applicable.

Item 5.	Other Information

Effective May 1, 2013, Mr. Matías Bullrich was elected as Chief Financial Officer, principal accounting officer and Treasurer of the Company, positions previously held by Mr. Carlos Fabián De Sousa.  Mr. De Sousa continues to serve as Chief Executive Officer and President of the Company.

MATIAS BULLRICH, age 46, has served as the Chief Financial Officer, principal accounting officer and Treasurer of Centenary International Corporation since May 1, 2013.  Mr. Bullrich has had extensive experience in finance.  He managed a substantial portfolio of high yield and emerging market instruments for CR Intrinsic, an affiliate of Sac Capital, from May 2006 to approximately November 2007.  From February 2008 to February 2009, Mr. Bullrich served as the Chief Investment Officer for the Cheyne Americas High Yield Fund at Cheyne Capital.  From approximately March 2009 to the present, Mr. Bullrich has served as President of Mandrill Capital Management in New York which co-invests in a high yield and stock fund.

Under the terms of an agreement between the Company and Mr. Bullrich, Mr. Bullrich is to be paid $83,000 per month for his services as CFO.

Mr. Bullrich is not a director of any other companies that file periodic reports with the U.S. Securities and Exchange Commission.

Each officer shall hold office until the next annual meeting of the Board of Directors and until his successor is elected and qualifies.

There are no family relationships between Mr. Bullrich, Mr. De Sousa and the Company’s principal shareholders.

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

CENTENARY INTERNATIONAL CORPORATION

Date: November 19, 2013	By:	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, and Chief Executive
Officer

Date: November 19, 2013	By:	/s/ Matias Bullrich
Matias Bullrich
Chief Financial Officer and
Principal Accounting Officer

