Form 10-Q/A
period 2013-09-30
CENTENARY INTERNATIONAL CORP
filed 2013-11-26
CIK 759999

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Centenary International Corporation (the “Company”) on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 20, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENARY INTERNATIONAL CORPORATION

Date: November 26, 2013	By:	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, and Chief Executive
Officer

Date: November 26, 2013	By:	/s/ Matias Bullrich
Matias Bullrich
Chief Financial Officer and
Principal Accounting Officer

4