Form 10-K
period 2013-12-31
CENTENARY INTERNATIONAL CORP
filed 2014-04-25
CIK 759999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 For the Fiscal Year Ended December 31, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The Registrant had 576,682 shares of common stock, $0.001 par value, outstanding as of April 8, 2014.

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

Our capital requirements increased significantly during 2013 with the execution of an agreement to compensate our new Chief Financial Officer and the execution of a lease agreement on office space in New York City, New York. Unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Except as disclosed in a Current Report on Form 8-K filed by Centenary on September 25, 2009, Centenary has not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants.

Until such time as we acquire another business or company, we do not intend to use any employees other than our Chief Financial Officer with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will likely be used only if they can be obtained for minimal cost or on a deferred payment basis. Management believes that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

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

Presently, management does not intend to borrow funds to compensate any person, consultant, promoter or affiliate (other than our Chief Financial Officer) in relation to the consummation of a potential merger or acquisition. However, if we engage any outside advisor or consultant in our search for business opportunities, it may be necessary for us to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available to us would be the private sale of our securities. These possible private sales would most likely have to be to persons known by our directors or to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operation. Because of our nature as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms. However, there can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable or acceptable terms. There is a possibility that we could sell securities to our management or affiliates.

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

Proposed Acquisition

As disclosed in a Current Report on Form 8-K filed by Centenary on September 25, 2009, Centenary announced that on September 22nd 2009, it executed a non-binding Memorandum of Understanding (the “MOU”) with Clear S.R.L. of Comodoro Rivadavia, Argentina (“Clear SRL”), Oil m&s S.A. (“Oil m&s”) and Petrolera Cerro Negro S.A. (“PCN”) pursuant to which Centenary was to acquire from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of PCN which would then become a majority-owned subsidiary of Centenary. PCN owns the Oil & Gas Area Concession of “Cerro Negro,” Chubut Province, Argentina, valued at approximately US$1,064,935. In payment for the PCN shares, Centenary agreed to issue to Clear SRL a total of 2,129,870 new shares of Centenary common stock. In addition, Oil m&s agreed to loan to PCN sufficient funds to comply with a Development Program which provides for the drilling of eleven wells in the concession over a specified period of time. The loan to PCN would provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of Centenary common stock following completion of the eleven new wells.

The acquisition of PCN by Centenary would be a related party transaction since Clear SRL is owned thirty percent (30%) by each of the two sons (Nazareno Lopez and Emiliano Lopez) of Mr. Cristobal Manuel Lopez. Centenary is owned twenty-four and 18/100 percent (24.18%) directly by Mr. Cristobal Manuel Lopez, twenty-four and 18/100 percent (24.18%) by a trust created for the benefit of Nazareno Lopez and Emiliano Lopez , of which Mr. Cristobal Manuel Lopez serves as trustee, and forty and 40/100 percent (40.40%) by Oil m&s. Mr. Lopez directly owns seven tenths of one percent (0.7%) of Oil m&s and serves as its President and director. Mr. Carlos Fabian DeSousa, the President and sole director of Centenary, directly owns six tenths of one percent (0.6%) of Oil m&s and serves as its Vice President and director. In addition, through one or more other companies, Mr. Lopez and Mr. De Sousa collectively have indirect ownership of a majority of stock in Oil m&s.

The acquisition is subject to the signing of a definitive acquisition agreement by the parties. Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including obtaining certain governmental approvals in Argentina.

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 36 out of 44 oil wells in production at present. Through December 31, 2013 it had an accumulated production of 2,409,787 barrels of oil equivalent (“boe”).

The concession finishes on December 31, 2025 and until this time the proved reserves of oil reach 3,225,112 boe and unproved reserves reach 2,409,945 boe.

Because of delays associated with the acquisition of PCN and Centenary’s worsening financial condition, the parties may rescind the MOU .

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

Employees

The Company has no employees presently other than Matias Bullrich who serves as the Company’s Chief Financial Officer. The Company’s President, Carlos Fabian De Sousa, presently is not paid for his services as an officer, director or employee of the Company, and it is presently anticipated that he will not be compensated for his services as an officer, director or employee during 2014, prior to the consummation of an acquisition.

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

Going concern issue

Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependent upon our ability to attain profitable operations. We do not have an established source of funds sufficient to cover operating costs and accordingly there is substantial doubt about our ability to continue as a going concern.

We have financed our recent historical losses primarily from additional loans by our major shareholders. We will be required to seek additional capital in the near future for working capital purposes. There is no assurance that new capital will be available or that it will be available on terms that will not result in substantial dilution or reduction in value of our common stock. We cannot assure you, however, that we will be able to raise additional capital in the future to fund our operations.

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

Our success depends on our ability to retain key management personnel

Our success depends on our ability to retain key management personnel. If we lose Mr. DeSousa or Mr. Bullrich, we may be unable to successfully operate our business. We depend on the continued contributions of our Chief Executive Officer and our Chief Financial Officer to work effectively, to execute our business strategy and to manage our business. The loss of Mr. DeSousa or Mr. Bullrich or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations.

We have experienced significant operating losses in the past and may have losses in the future.

We reported a net loss of $938,729 for the year ended December 31, 2013 and a loss of $73,404 for the year ended December 31, 2012. Our accumulated deficit since inception of the development stage on January 1, 2000 was $3,521,491 at December 31, 2013.

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

In September, 2013 the Company entered into a lease agreement for approximately 4,000 square feet of office space located at 540 Madison Avenue, New York, New York 10022. The lease has a term of ten years. Pursuant to the lease agreement, the annual fixed rent for each year during the first five years of the lease is $412,000, with monthly payments of $34,333 being due on the first of each month. The annual fixed rent then increases to $452,000 for each of the remaining years of the lease. The Company has a one time option to terminate the lease early at the end of the seventh year. During the twelve months ended December 31, 2013 the Company paid $446,333 towards a security deposit which is to be held in trust with monthly rental payment being deducted each month as incurred. As of December 31, 2013 the Company recognized rental expense totaling $137,332 which were deducted from the Company’s security deposit leaving a security deposit balance of $309,001. Payment of the lease has been guaranteed by Oil Combustibles S.A., a company affiliated with our CEO and our largest shareholder.

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

Market Information

Our common stock has traded over-the-counter. It is listed in the Pink Sheets under the symbol "CTYI." To the best of the Company’s knowledge there has been no active trading market in the Company’s common stock during the two years ended December 31, 2013. The high and low bid prices for our shares are estimated below for the periods depicted. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR ENDED December 31, 2013:	LOW	HIGH

1st Quarter	$0.00	0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

YEAR ENDED December 31, 2012:	LOW	HIGH

1st Quarter	$0.00	0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

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

Stockholders

As of April 8, 2014 there were approximately 570 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

Recent Sales of Unregistered Securities

The Company issued no shares of its common stock during the year ended December 31, 2013 which were not registered under the Securities Act of 1933.

For information concerning any sales of shares of the Company's common stock by the Company which were not registered under the Securities Act of 1933 during the fiscal years ended December 31, 2013, 2012, and 2011, please refer to the Company's annual reports on Form 10-K for each of those three fiscal years and to the Company’s quarterly reports on Form 10-Q filed during each of those three fiscal years.

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

The Company will require ongoing capital to maintain our corporate viability, and necessary funds will most likely be provided by our principal stockholder or his affiliates in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

As stated above, Centenary announced that on September 22nd 2009, it executed a non-binding MOU with Clear SRL, Oil m&s and PCN pursuant to which Centenary would acquire from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of PCN which would become a majority-owned subsidiary of Centenary. PCN owns the Oil & Gas Area Concession of “Cerro Negro,” Chubut Province, Argentina, valued at approximately US$1,064,935. In payment for the PCN shares, Centenary agreed to issue to Clear SRL a total of 2,129,870 new shares of Centenary common stock. In addition, Oil m&s agreed to loan to PCN sufficient funds to comply with a development program which provides for the drilling of eleven wells in the concession over a specified period of time. The loan to PCN would provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of Centenary common stock following completion of the eleven new wells. The acquisition is subject to the signing of a definitive acquisition agreement by the parties. Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including government approvals in Argentina.

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 36 out of 44 oil wells in production at present. Until December 30, 2013 it had an accumulated production of 2,409,787 barrels of oil equivalent (“boe”).

The concession finishes on December 31, 2025 and until this time the proved reserves of oil reach 3,225,112 boe and unproved reserves reach 2,409,945 boe.

Because of delays associated with the acquisition of PCN and Centenary’s worsening financial condition, the parties may rescind the MOU.

Because we lack significant funds, it may be necessary for our officers, directors or principal shareholders or their affiliates to either advance funds or to accrue expenses until such time as a successful business acquisition can be made. Management intends to obtain services on a contingency basis when possible. However, if we engage outside advisors or consultants in our search for business opportunities, our expenses will increase.

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

Results of Operations

Revenues and Other Income

During the twelve month period ended December 31, 2013, the Company remained in the development stage and we did not realize any revenues from operations. Similarly, we did not realize any revenues from operations during the year ended December 31, 2012. If and when we are able to successfully complete the acquisition of an oil and gas company in Argentina, we should begin to generate revenues.

Expenses

General and administrative expenses totaled $922,449 in the year ended December 31, 2013, an increase of $860,522 from the $61,927 of general and administrative expenses incurred in the year ended December 31, 2012. The increase in general and administrative expense is primarily attributable to the accrual of $664,000 in compensation to be paid to the Company’s new Chief Financial Officer for the last eight months of 2013 and the amortization of $137,332 in rent expense for the last four months of 2013. The Company had no expenses for officer compensation or rent expense in the year ended December 31, 2012. Interest expense incurred in the year ended December 31, 2013 was $16,280, an increase of $4,803 from the $11,477 interest expense incurred in the year ended December 31, 2012. The increase in interest expense is attributable to the increased notes payable – related parties balance during 2013. Our expenses are primarily lease expenses, compensation accruing to our Chief Financial Officer, and to a lesser degree legal and accounting costs incurred in connection with our public filings. If we are able to successfully complete the acquisition of an oil and gas company in Argentina during the year ending December 31, 2014, we expect that our general and administrative expenses will increase significantly.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $938,729, or ($1.63) per share, in the year ended December 31, 2013, compared to a net loss of $73,404, or ($0.13) per share, incurred in the year ended December 31, 2012. Our increase in net loss in the later period is largely due to the increase in general and administrative expense in the later period.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of December 31, 2013 the Company has total assets of $319,098, consisting primarily of deposits of $309,001, cash of $8,602, and prepaid expense of $1,495, and total liabilities of $1,594,119. The liabilities consist of notes payable-related parties of $850,390, accounts payable of $692,445 and accrued interest payable-related parties of $51,284.

Net cash used in operating activities was $555,144 for the twelve month period ended December 31, 2013. It reflects the $938,729 net loss incurred for the year ended December 31, 2013, less the $677,801 increase in accounts payable, and a $16,064 increase in accrued interest payable, and amortization of debt discount of $216, partially offset by a $310,496 increase in other assets.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. The Company anticipates that it may need to raise approximately $1,000,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months if the Company remains as a development stage company searching for business opportunities. If the Company successfully closes an acquisition of an oil and gas company in Argentina during 2014, the Company’s cash needs may increase. Further, no assurances can be given that other funding will be available to us on acceptable terms. Although, our major shareholder or a company controlled by him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses. As of December 31, 2013 we had only $8,602 in cash and current liabilities totaled $1,594,119.

All of the Company’s liabilities are current liabilities due within the next year.

The Company has no current plans to make any changes in the number of employees unless the Company can successfully close the acquisition of an oil and gas company in Argentina, in which case the Company would expect to increase the number of employees following the acquisition.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation on our business and operations.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2013 or during the year ended December 31, 2012. The Company has no current plans for the purchase or sale of any plant or equipment.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2013, included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company has substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $3,521,491 as of December 31, 2013. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans and grants from our principal shareholders and/or various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

In preparing financial statements for the year ended December 31, 2013, the Company adopted the following accounting pronouncements:

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

Recent Accounting Standards Updates (“ASU”) through ASU No. 2014-07 contain technical corrections to existing guidance or affect guidance to specialized industries. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information specified by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements as of and for the fiscal years ended December 31, 2013 and 2012, have all been examined to the extent indicated in their report by Pritchett, Siler & Hardy, P.C., independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles. The aforementioned financial statements are included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Centenary International Corporation

Buenos Aires, Argentina

We have audited the accompanying balance sheets of Centenary International Corporation [a development stage company] as of December 31, 2013 and 2012 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from inception of the development stage on January 1, 2000 through December 31, 2013. Centenary International Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centenary International Corporation as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from inception of the development stage on January 1, 2000 through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

April 25, 2014

Centenary International Corporation

(A Development Stage Company)

Balance Sheets

	December 31,
	2013	2012

ASSETS
CURRENT ASSETS

Cash	$8,602	$-
Deposits	309,001
Prepaid expenses	1,495	-

Total Current Assets	319,098	-

TOTAL ASSETS	$319,098	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$692,445	$14,644
Accrued interest payable - related parties	51,284	35,220
Notes payable - related parties, net	850,390	286,428

Total Current Liabilities	1,594,119	336,292

STOCKHOLDERS' DEFICIT

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(3,521,491)	(2,582,762)

Total Stockholders' Deficit	(1,275,021)	(336,292)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$319,098	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Statements of Operations

			From inception
			of the
			Development
			Stage on
			January 1,
	For the Year Ended		2000 Through
	December 31,		December 31,
	2013	2012	2013

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	922,449	61,927	1,607,020

Total Operating Expenses	922,449	61,927	1,607,020

OPERATING LOSS	(922,449)	(61,927)	(1,607,020)

OTHER INCOME (EXPENSE)

Other income	-	-	52,958
Interest expense	(16,280)	(11,477)	(260,861)

Total Other Income (Expense)	(16,280)	(11,477)	(207,903)

LOSS FROM CONTINUING OPERATIONS	(938,729)	(73,404)	(1,814,923)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(938,729)	(73,404)	(3,521,491)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(938,729)	$(73,404)	$(3,521,491)

BASIC LOSS PER COMMON SHARE	$(1.63)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	576,682	576,682

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

CENTENARY INTERNATIONAL CORPORATION

(A Development Stage Company)

Statements of Stockholders' Deficit (Continued)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2007	576,601	$577	$8,562,081	$(8,597,058)	$(34,400)

Fractional shares issued	81	-	-	-	-

Capital contributed by shareholder	-	-	2,918	-	2,918

Net loss for the year ended December 31, 2008	-	-	-	(65,480)	(65,480)

Balance, December 31, 2008	576,682	577	8,564,999	(8,662,538)	(96,962)

Net loss for the year ended December 31, 2009	-	-	-	(53,676)	(53,676)

Balance, December 31, 2009	576,682	577	8,564,999	(8,716,214)	(150,638)

Net loss for the year ended December 31, 2010	-	-	-	(59,218)	(59,218)

Balance, December 31, 2010	576,682	577	8,564,999	(8,775,432)	(209,856)

Net loss for the year ended December 31, 2011	-	-	-	(53,032)	(53,032)

Balance, December 31, 2011	576,682	577	8,564,999	(8,828,464)	(262,888)

Net loss for the year ended December 31, 2012	-	-	-	(73,404)	(73,404)

Balance, December 31, 2012	576,682	577	8,564,999	(8,901,868)	(336,292)

Net loss for the year ended December 31, 2013	-	-	-	(938,729)	(938,729)

Balance, December 31, 2013	576,682	$577	$8,564,999	$(9,840,597)	$(1,275,021)

Deficit accumulated prior to the development stage				$(6,319,106)

Deficit accumulated during the development stage				(3,521,491)

Total Accumulated Deficit				$(9,840,597)

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Statements of Cash Flows

			From Inception
			of the
			Development
			Stage on
			January 1,
	For the Years Ended		2000 Through
	December 31,		December 31,
	2013	2012	2013
OPERATING ACTIVITIES

Net loss	$(938,729)	$(73,404)	$(3,521,491)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Amortization of debt discount	216	1,157	1,373
Changes in operating assets and liabilities
Other assets	(310,496)	-	(310,496)
Accrued interest payable	16,064	10,314	269,051
Accounts payable	677,801	5,769	920,729

Net Cash Used in Operating Activities	(555,144)	(56,164)	(979,104)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowings of notes payable-related parties	563,746	56,164	987,706

Net Cash Provided by Financing Activities	563,746	56,164	987,706

NET INCREASE (DECREASE) IN CASH	8,602	-	8,602

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$8,602	$-	$8,602

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$83
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500
Related-party debt forgiveness	$-	$-	$2,918
Discount on notes payable	$-	$1,373	$1,373

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

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

The Company has no products or services as of December 31, 2013. The Company’s current business model is to be a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Income (Loss) Per Share

For the Year Ended December 31, 2013
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(938,729)	576,682	$(1.63)

For the Year Ended
December 31, 2012
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(73,404)	576,682	$(0.13)

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

December 31, 2013 and 2012

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, :

	2013	2012

Deferred tax assets
NOL carryover	$655,720	$514,911
Related-party interest	(7,693)	(5,251)
Valuation allowance	(648,027)	(509,660)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 15% to pretax income from continuing operations for the years ended December 31, 2012 due to the following:

	2013	2012

Book loss	$(140,809)	$(11,011)

Valuation allowance	140,809	11,011

	$-	$-

At December 31, 2013, the Company had net operating loss carry forwards of approximately $4,320,182 that may be offset against future taxable income through the year 2033. No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. All tax years starting with 2010 are open for examination.

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

December 31, 2013 and 2012

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Fair Value of Financial Instruments

As at December 31, 2013, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

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

Recent Accounting Standards Updates (“ASU”) through ASU No. 2014-07 contain technical corrections to existing guidance or affect guidance to specialized industries. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

g. Equity-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic “Share-Based Payment.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the period ended December 31, 2013.

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

Centenary International Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company owes convertible notes payable to shareholders of $850,390 and $286,428 plus accrued interest of $51,284 and $35,220 as of December 31, 2013 and December 31, 2012, respectively. The notes payable accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance. On December 20, 2009, each of the outstanding notes was extended for a period of one year, under the original terms. As of December 31, 2010, 2011, 2012 and 2013, each of these notes was extended through the same date in the following year. All subsequent notes reaching maturity have also been extended for a period of one year, under the original terms. Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date. During the years ended December 31, 2013 and 2012 the Company borrowed a total of $563,746 and $56,164 net of loan discounts of $-0- and $1,373, respectively, according to the terms above. During the years ended December 31, 2013 and 2012 a total of $216 and $1,157, respectively, of the debt discount was amortized to interest expenses, leaving an unamortized discount of $-0- and $216 at December 31, 2013 and 2012, respectively.

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

The Company’s acquisition of PCN will be a related-party transaction since Clear SRL is owned thirty percent (30%) by each of the two sons (sixty percent total) of Mr. Cristobal Manuel Lopez. The Company is owned twenty-four and 18/100 percent (24.18%) directly by Mr. Cristobal Manuel Lopez, twenty-four and 18/100 percent (24.18%) by a trust established for the benefit of Mr. Cristobal Manuel Lopez’ two children, and forty and 40/100 percent (40.40%) by Oil m&s. Mr. Lopez directly owns seven tenths of one percent (0.7%) of Oil m&s and serves as its President and director. Mr. Carlos Fabian DeSousa, the President and sole director of the Company, directly owns six tenths of one percent (0.6%) of Oil m&s and serves as its Vice President and director. In addition, through one or more other companies, Mr. Lopez and Mr. De Sousa collectively have indirect ownership of a majority of stock in Oil m&s.

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

Centenary International Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continuation)

Lease Agreement

In September, 2013 the Company entered into a lease agreement for approximately 4,000 square feet of office space located at 540 Madison Avenue, New York, New York 10022.    The lease has a term of ten years. Pursuant to the lease agreement, the annual fixed rent for each year during the first five years of the lease is $412,000, with monthly payments of $34,333 being due on the first of each month. The annual fixed rent then increases to $452,000 for each of the remaining years of the lease.  The Company has a one-time option to terminate the lease early at the end of the seventh year.  During the year ended December 31, 2013 the Company paid $446,333 towards a security deposit which is to be held in trust with monthly rental payment being deducted each month as incurred. As of December 31, 2013 the Company recognized rental expense totaling $137,332 which were deducted from the Company’s security deposit leaving a security deposit balance of $309,001. Payment of the lease has been guaranteed by Oil Combustibles S.A., a company affiliated with our CEO and our largest shareholder.

The following schedule summarizes future minimum lease payments through 2023.

Year Ending December 31,
2014	$412,000
2015	412,000
2016	412,000
2017	412,000
2018	425,333
Thereafter	2,109,334
Total	$4,182,667

New Chief Financial Officer

The director of the Company elected Matias Bullrich as the Company’s new chief financial officer, chief accounting officer and Treasurer effective May 1, 2013.  Under the terms of the Agreement, Mr. Bullrich is to be paid $83,000 per month for his services. The Company is delinquent in its payments to Mr. Bullrich.  The Company has an outstanding payable to Mr. Bullrich of $664,000 at December 31, 2013.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined there are no material subsequent events to report.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.      CONTROLS AND PROCEDURES

The Company’s president acts as the Company’s chief executive officer. Mr. Matias Bullrich acts as the Company’s chief financial officer. Together they are responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, Carlos Fabian De Sousa, acting as our chief executive officer and Matias Bullrich acting as our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2013. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure. There have been no changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework. Based upon this evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were effective as of December 31, 2013.

During the quarter ended December 31, 2013, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this annual report.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and directors: as of December 31, 2013:

Name	Age	Position

Carlos Fabian De Sousa	46	President, Sole Director, Chief Executive Officer and Secretary

Matias Bullrich	46	Chief Financial Officer, Principal Accounting Officer and Treasurer

The directors and officers are elected and will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All officers serve at the will of the Board of Directors.

CARLOS FABIAN DE SOUSA has served as a director of Centenary International Corp. since November 2007. He has also served as President, Chief Executive Officer and Secretary of Centenary International Corp. since December 31, 2007.He served as Chief Financial Officer, and Treasurer from November 2007. He is a Certified Public Accountant, and he has worked in the Oil & Gas Industry in Argentina since 1993. Initially Mr. De Sousa worked for Hispano Americana de Petroleos S.A. (HAPSA) as Administration and Financial Manager. HAPSA engaged in the business of drilling oil wells, wells completion, wells workover and intervention and hot oil services. From 1996 to 1997, Mr. De Sousa worked as an Administration and Financial Advisor for FORASOL – FORAMER in its Latam operations. From late 1998 to mid-2001, Mr. De Sousa was the General Manager of Almeria Austral S.A., a company that provided services of drilling, intervention and completion of wells to the Oil & Gas Industry in Argentina. By 2001, together with Mr. Cristobal Manuel Lopez and Mrs. Muriel Lucia Sosa, Mr. De Sousa founded Oil m&s S.A., where at present he is the Vice President and a director. Mr. De Sousa also directly owns 0.6% of Oil m&s S.A. Through one or more other companies, Mr. Lopez and Mr. De Sousa collectively have indirect ownership of a majority of stock in Oil m&s . This company has become a principal provider of services for the Oil and Gas Industry in Argentina. Mr. De Sousa is also the President and General Director of Alcalis de la Patagonia SAIC, a company dedicated to the production of alkali. He is also a Director of Technological S.A. (IT developments), Oil Minerals S.A. (real estate) and Oil Construcciones S.A. (building industry). Mr. De Sousa is not a director of any other companies that file period reports with the U.S. Securities and Exchange Commission.

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

Significant employees

The Company has no present employees who are expected to make a significant contribution to the Company’s business, other than Mr. Bullrich. It is expected that the current members of management will be the only individuals whose activities will be material to the Company’s operations. Members of management are the only persons who may be deemed to be promoters of the Company.

Family relationships

There are no family relationships between any directors or executive officers of the Company either by blood or by marriage.

None of the officers or directors of the Company serves as a director of any other companies that files periodic reports with U.S. Securities and Exchange Commission.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2013, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except as noted below:

1.          Effective May 1, 2013, Mr. Matias Bullrich became the Chief Financial Officer, Principal Accounting Officer and Treasurer of the Company. A Form 3 report for Mr. Bullrich is being prepared and will soon be filed.

2.          Effective October 31, 2013, and pursuant to a divorce proceeding, Mr. Cristobal Manuel Lopez transferred 138,382 shares of the Company’s common stock owned by him to his former spouse who simultaneously gifted the shares to their two children, Cristobal Nazareno Lopez and Emiliano Lopez in equal amounts of 69,191 shares each. The Form 4 report for Mr. Cristobal Manuel Lopez and the Form 3 reports for Cristobal Nazareno Lopez and Emiliano Lopez to report this transaction have been prepared and are in the process of being filed.

3.          Effective December 20, 2013, a trust was created for the benefit of Cristobal Nazareno Lopez and Emiliano Lopez, known as Fideicomiso CML II, of which Cristobal Manuel Lopez serves as Trustee. On December 20, 2013, Cristobal Nazareno Lopez and Emiliano Lopez each transferred 69,191 shares of the Company’s common stock to the Trust. Form 4 reports for Cristobal Nazareno Lopez, Emiliano Lopez and Cristobal Manuel Lopez and a Form 3 report for the trust, Fideicomiso CML II, to report those transactions, have been prepared and are in the process of being filed.

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

ITEM 11.       EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2013 and 2012 by the Chief Executive Officer and by any other executive officers whose compensation during one of the two fiscal years totaled $100,000 or more. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

SUMARY COMPENSATION TABLE

				All Other
Name and	Fiscal			Compensation
Principal Positions	Year	Salary	Bonus	(1)	Total

Carlos Fabian De Sousa	2013	$-0-	$-0-	$-0-	$-0-
CEO & Director	2012	$-0-	$-0-	$-0-	$-0-

Matias Bullrich	2013	$664,000	$-0-	$-0-	$664,000
CFO	2012	$-0-	$-0-	$-0-	$-0-

Columns have been omitted from the Summary Compensation Table above for stock awards, option awards, non-equity incentive plan compensation and nonqualified deferred compensation earnings since there were none.

Bonuses and Deferred Compensation

None.

Other Director Compensation

None.

Employment contracts and termination of employment and change-in-control arrangements

Matias Bullrich was elected as the Company’s new Chief Financial Officer, Principal Accounting Officer and Treasurer effective May 1, 2013. The Company entered into an agreement with Mr. Bullrich that provides that he is to be paid $83,000 per month for his services. The Company is delinquent in its payments to Mr. Bullrich and all compensation due to him has been accrued. The agreement also provides that in the event Mr. Bullrich achieves certain financing goals for the Company, that he can receive a success fee of up to 500,000 shares of the Company’s common stock, and if he is able to achieve a public offering for the Company, that he can achieve a success fee of 1,000,000 shares of the Company’s common stock, based on an estimated 50,000,000 shares to be issued and outstanding at that point in time. It also contains a provision that would allow Mr. Bullrich, if he remains with the Company for five years, to require the Company to repurchase all of the shares of the Company’s common stock then owned by Mr. Bullrich for the greater value of: (a) their market value; or (b) his percentage ownership of the Company at that point in time multiplied by a value which is equal to 4 times the EBITDA average obtained by the Company in the two years immediately prior. If Mr. Cristobal Manuel Lopez and Mr. Carlos Fabian de Sousa decide to sell their shares of the Company’s common stock to an unrelated third party, the agreement provides that Mr. Bullrich would also have the right to participate in that sale on the same terms and conditions.

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

The Company presently has no employment agreements with any of its executive officers except for the agreement with Matias Bullrich which is described above.

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

Compensation Committee Report

The Company has no compensation committee, and the function of the compensation committee is handled by the Board of Directors. Carlos Fabian De Sousa is the only member of the Board of Directors. He is also an officer of the Company. He decided that he would not be paid any compensation from the Company during 2013 and 2012.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to the Company to be the beneficial owners of more than five percent (5.0%) of the Company’s common stock as of April 8, 2014, and the percentages are based on 576,682 shares issued and outstanding as of that date. Each of these persons has sole investment and sole voting power over the shares indicated, except as described otherwise below.

	Amount and Nature of		Percent
Name and Address of Beneficial Owner	Beneficial Ownership		of Class

MR. CRISTOBAL MANUEL LOPEZ
Av. Roque Saenz Pena
971 Floor 8
Buenos Aires, Argentina
C1035AAE	511,921	(1)	88.77%

MR. CARLOS FABIAN DE SOUSA
Av. Roque Saenz Pena
971 Floor 8
Buenos Aires, Argentina
C1035AAE	233,001	(2)	40.40%

Oil m&s, S.A.
Av. Roque Saenz Pena
971 Floor 8
Buenos Aires, Argentina
C1035AAE	233,001		40.40%

Fideicomiso CML II
Grecia 675 P2 Apto. 1
Comodoro Rivadavia, Chubut
Argentina
9000	138,382	(3)	24.00%

Mr. Cristobal Nazareno Lopez
Av. Roque Saenz Pena
971 Floor 8
Buenos Aires, Argentina
C1035AAE	69,191	(3)	12.00%

Mr. Emiliano Lopez
Av. Roque Saenz Pena
971 Floor 8
Buenos Aires, Argentina
C1035AAE	69,191	(3)	12.00%

(1) Mr. Cristobal Manuel Lopez directly owns 140,538 shares in his name. An additional 138,382 shares are held in the name of a trust, Fideicomiso CML II, which was established for the benefit of his two sons, Cristobal Nazareno Lopez and Emiliano Lopez. Mr. Cristobal Manuel Lopez serves as trustee of the trust and has voting power over the shares held in the trust. The remaining 233,001 shares listed as being beneficially owned by him are held of record by Oil m&s S.A., a company of which Mr. Cristobal Manuel Lopez directly owns 0.7% and serves as its President and as a Director. Through one or more other companies, Mr. Cristobal Manuel Lopez and Mr. De Sousa collectively have indirect ownership and control of a majority of stock in Oil m&s.

(2) The 233,001 shares listed as beneficially owned by Mr. De Sousa are held of record by Oil m&s S.A., a company of which Mr. De Sousa directly owns 0.6% and serves as its Vice President and as a Director. Through one or more other companies, Mr. Cristobal Manuel Lopez and Mr. De Sousa collectively have indirect ownership and control of a majority of stock in Oil m&s. The investment and voting power of these shares is held by the Board of Directors of Oil m&s S.A.

(3) Fideicomiso CML II is a trust established for the benefit of Cristobal Nazareno Lopez and Emiliano Lopez who each contributed 69,191 shares to the trust. Their father, Cristobal Manuel Lopez, serves as trustee of the trust and has voting power over the shares held in the trust.

Security ownership of management

The following table sets forth the share holdings of the Company's directors and executive officers as of April 8, 2014, and the percentages are based on 576,682 shares issued and outstanding as of that date. These persons have sole investment and sole voting power over the shares indicated, except as described otherwise below.

	Amount and Nature of		Percent
Name and Address of Beneficial Owner	Beneficial Ownership		of Class

MR. CARLOS FABIAN DE SOUSA
Av. Roque Saenz Pena
971 Floor 8
Buenos Aires, Argentina
C1035AAE	233,001	(1)	40.40%

MR. MATIAS BULLRICH
Av. Roque Saenz Pena
971 Floor 8
Buenos Aires, Argentina
C1035AAE	0		0.00%

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

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the past two fiscal years of the Company, and since then, there have been no material transactions or series of similar transactions to which the Company or any of our subsidiaries were or are to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, in which any related person (as defined in Item 404 of Regulation S-K) had a direct or indirect material interest, except for the following:

(1) during 2012 and 2013, the Company continued to borrow additional funds from Oil m&S S.A. and the Company also borrowed funds from Mr. Cristobal Manuel Lopez, one of the Company’s principal shareholders. Oil m&S S.A. is a company owned and controlled by Mr. Cristobal Manuel Lopez, one of the Company’s principal shareholders, and Carlos Fabian De Sousa, the Company’s CEO and Director. As of December 31, 2013, the Company owed notes payable to Oil m&s S.A. in the amount of $350,390 plus accrued interest of $47,269. As of December 31, 2013, the Company owed notes payable to Mr. Cristobal Manuel Lopez in the amount of $500,000 plus accrued interest of $4,015.The notes payable accrue interest at LIBOR plus 2% per annum, are unsecured and are due upon demand. No interest or principal payments were paid on these loans during 2013 or 2012;

(2) on September 22nd 2009, Centenary executed a non-binding MOU with Clear SRL, Oil m&s and PCN pursuant to which Centenary shall acquire from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of PCN which shall become a majority-owned subsidiary of Centenary. In payment for the PCN shares, Centenary will issue to Clear SRL a total of 2,129,870 new shares of Centenary common stock. In addition, Oil m&s will loan to PCN sufficient funds to comply with a development program which provides for the drilling of eleven wells in the concession over a specified period of time. The loan to PCN will provide that Oil m&s may, at its option, elect to convert the balance of the loan to 2,129,870 shares of Centenary common stock following completion of the eleven new wells. The acquisition of PCN by Centenary will be a related party transaction since Clear SRL is owned thirty percent (30%) by each of the two sons of Mr. Cristobal Manuel Lopez. Centenary is owned twenty-four and 18/100 percent (24.18%) directly by Mr. Cristobal Manuel Lopez, twenty-four and 18/100 percent (24.18%) by a trust created for the benefit of Nazareno Lopez and Emiliano Lopez (the two sons of Cristobal Manuel Lopez), of which Mr. Cristobal Manuel Lopez serves as trustee, and forty and 40/100 percent (40.40%) by Oil m&s. Mr. Lopez directly owns seven tenths of one percent (0.7%) of Oil m&s and serves as its President and director. Mr. Carlos Fabian DeSousa, the President and sole director of Centenary, directly owns six tenths of one percent (0.6%) of Oil m&s and serves as its Vice President and director. In addition, through one or more other companies, Mr. Lopez and Mr. DeSousa collectively have indirect ownership of a majority of stock in Oil m&s. The acquisition is subject to the signing of a definitive acquisition agreement by the parties. Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including obtaining governmental approvals in Argentina. Because of delays associated with the acquisition of PCN and Centenary’s worsening financial condition, the parties may rescind the MOU.

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

Shell Company Information

The Company is presently a shell company, as defined in Rule 405. As described in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Mr. Cristobal Manuel Lopez directly owns 139,459 shares of the Company’s common stock, and Oil m&s S.A., an Argentine company, directly owns 233,001 shares of the Company’s common stock. During the year ended December 31, 2007, Oil m&s S.A. acquired its 233,001 shares of the Company’s common stock for the conversion of $116,500.50 of debt owed by the Company to Oil m&s S.A. in connection with loans made by Oil m&s S.A. to the Company. Also during the year ended December 31, 2007, the Company issued 150,000 shares of its common stock to Mr. Cristobal Manuel Lopez as payment for a $75,000 obligation the Company had to Mr. Lopez for consulting services provided by Mr. Lopez during 2006 and 2007. The Company’s directors made the decision concerning the valuation of the shares issued in both transactions, using a price which they believed to be fair.

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

Conflicts of Interest

Our public stockholders should be aware of the following potential conflicts of interest. Our officers and directors are not required to commit their full time to our affairs and, accordingly, they have conflicts of interest in allocating management time among various business activities. Furthermore, Carlos Fabian DeSousa, our sole director, is an officer, director and shareholder of Oil m&s S.A. which is one of our principal stockholders. Additionally, the proposed acquisition of a company in the oil and gas market in Argentina is a related party transaction.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

Our board of directors reviews, and must approve any related person transactions before such transactions are engaged in by the Company. A related person means any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is known to be the beneficial owner of more than 5% of any class of our voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owners; and any firm, corporation, or other entity in which any of the foregoing persons is employed or is a general partner or principal or is in a similar position or in which such person has a 5% or greater beneficial ownership interest. Our board of directors reviews these related person transactions and considers all of the relevant facts and circumstances available to the board of directors, including (if applicable) but not limited to; the benefits to us; the availability of other sources of comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. The board of directors may approve only those related person transactions that are in, or are not inconsistent with the best interests of us and of our stockholders, as the board of directors determines in good faith. At the beginning of each fiscal year, the board of directors will review any previously approved or ratified related person transactions that remain ongoing and have a remaining term of more than six months. The board of directors will consider all of the relevant facts and circumstances and will determine if it is in the best interests of us and our stockholders to continue, modify or terminate these related person transactions.

Independence of Directors

The Company currently does not have, and is not required to have, a majority of independent directors. Should the company decide to list on a securities exchange, we will be required to adhere to the independence requirements of that exchange. Our present director is not independent because he currently serves as an officer.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Pritchett, Siler & Hardy, P.C., our current independent accountant, for professional services rendered for the fiscal years ended December 31, 2013 and 2012:

Fee Category	Fiscal 2013 Fees	Fiscal 2012 Fees

Audit Fees	$17,648	$11,230
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$17,648	$11,230

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

3.	Exhibits:

The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).*

3.2	By-laws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).*

3.3	Certificate of Amendment to Articles of Incorporation dated effective March 30, 2007 (effecting a 1 share for 100 shares reverse stock split of outstanding common stock). (incorporated by reference from the Form 10-KSB for the year ended December 31, 2006 filed with the Commission on April 12, 2007).*

10.1	Agreement between the Company and Matias Bullrich dated May 3, 2013 (English Translation)

14.1	Code of Ethics (incorporated by reference from the Form 10-K for the year ended December 31, 2008 filed with the Commission on April 1, 2009).*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

101.LAB	XBRL Taxonomy Extension Label Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.SCH	XBRL Taxonomy Extension Schema ***

*Previously filed

**Filed herein

***Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centenary International Corporation

Date: April 25, 2014	By	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive Officer, and Secretary

Date: April 25, 2014	By	/s/ Matias Bullrich
Matias Bullrich
Chief Financial Officer, Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos Fabian De Sousa	Director	April 25, 2014
Carlos Fabian De Sousa

EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION

3.1	*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

3.2	*	By-laws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

3.3	*	Certificate of Amendment to Articles of Incorporation dated effective March 30, 2007 (effecting a 1 share for 100 shares reverse stock split of outstanding common stock) (incorporated by reference from the Form 10-KSB for the year ended December 31, 2006 filed with the Commission on April 12, 2007).

10.1	**	Agreement between the Company and Matias Bullrich dated May 3, 2013 (English Translation)

14.1	*	Code of Ethics (incorporated by reference from the Form 10-K for the year ended December 31, 2008 filed with the Commission on April 1, 2009)

31.1	**	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.SCH	***	XBRL Taxonomy Extension Schema

*Previously filed

**Filed herein

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

