Form 10-Q
period 2014-03-31
CENTENARY INTERNATIONAL CORP
filed 2014-06-12
CIK 759999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 6, 2014
Common Stock, $.001 par value	576,682

TABLE OF CONTENTS

Heading		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets – March 31, 2014 (unaudited) and December 31, 2013	4

	Statements of Operations – three months ended March 31, 2014 and 2013 and the period from inception of the development stage on January 1, 2000 to March 31, 2014 (unaudited)	5

	Statements of Cash Flows – three months ended March 31, 2014 and 2013 and the period from inception of the development stage on January 1, 2000 to March 31, 2014 (unaudited)	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

	Signatures	19

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying balance sheets of Centenary International Corporation at March 31, 2014 and December 31, 2013, and the related statements of operations and cash flows for the three months ended March 31, 2014 and 2013 and the period from inception of the development stage on January 1, 2000 through March 31, 2014, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2014, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2014.

Centenary International Corporation

(A Development Stage Company)

Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$10,854	$8,602
Prepaid expenses	986	1,495

Total Current Assets	11,840	10,097

Lease deposit	412,000	412,000

TOTAL ASSETS	$423,840	$422,097

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$17,093	$28,445
Accounts payable - related party	913,000	664,000
Accrued interest payable - related parties	57,830	51,284
Accrued lease expense	190,494	102,999
Notes payable - related parties, net	895,516	850,390

Total Current Liabilities	2,073,933	1,697,118

STOCKHOLDERS' DEFICIT

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(3,896,563)	(3,521,491)

Total Stockholders' Deficit	(1,650,093)	(1,275,021)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$423,840	$422,097

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Statements of Operations

(Unaudited)

			From inception
			of the
			Development
			Stage on
			January 1,
	For the Three Months Ended		2000 Through
	March 31,		March 31,
	2014	2013	2014

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	368,526	19,855	1,975,546

Total Operating Expenses	368,526	19,855	1,975,546

OPERATING LOSS	(368,526)	(19,855)	(1,975,546)

OTHER INCOME (EXPENSE)

Other income	-	-	52,958
Interest expense	(6,546)	(2,956)	(267,407)

Total Other Income (Expense)	(6,546)	(2,956)	(214,449)

LOSS FROM CONTINUING OPERATIONS	(375,072)	(22,811)	(2,189,995)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(375,072)	(22,811)	(3,896,563)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(375,072)	$(22,811)	$(3,896,563)

BASIC LOSS PER COMMON SHARE	$(0.65)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
			of the
			Development
			Stage on
			January 1,
	For the Three Months Ended		2000 Through
	March 31,		March 31,
	2014	2013	2014
OPERATING ACTIVITIES

Net loss	$(375,072)	$(22,811)	$(3,896,563)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Amortization of debt discount	-	207	1,373
Changes in operating assets and liabilities
Prepaid expenses	509	-	(986)
Accrued interest payable	6,546	2,749	275,597
Accounts payable	(11,352)	5,241	245,377
Accounts payable - related party	249,000	-	913,000
Accrued lease expense	87,495	-	190,494

Net Cash Used in Operating Activities	(42,874)	(14,614)	(609,978)

INVESTING ACTIVITIES

Payment of lease deposit	-	-	(412,000)

Net Cash Used in Financing Activities	-	-	(412,000)

FINANCING ACTIVITIES

Borrowings of notes payable-related parties	45,126	14,614	1,032,832

Net Cash Provided by Financing Activities	45,126	14,614	1,032,832

NET INCREASE (DECREASE) IN CASH	2,252	-	10,854

CASH AT BEGINNING OF PERIOD	8,602	-	-

CASH AT END OF PERIOD	$10,854	$-	$10,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$83
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500
Related-party debt forgiveness	$-	$-	$2,918
Discount on notes payable	$-	$-	$1,373

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2014 and December 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

Reclassification – Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company owes convertible notes payable to shareholders of $895,516 and $850,390 plus accrued interest of $57,830 and $51,284 as of March 31, 2014 and December 31, 2013, respectively. Notes are convertible at the discretion of the holder and accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance. On December 20, 2009, each of the outstanding notes was extended for a period of one year, under the original terms. As of December 31, 2010, 2011, 2012 and 2013, each of these notes was extended through December 31 of the following year. All subsequent notes reaching maturity have also been extended for a period of one year, under the original terms. Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date. During the three months ended March 31, 2014 the Company borrowed a total of $45,126 pursuant to the terms above.

.

CENTENARY INTERNATIONAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2014 and December 31, 2013

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

The Company’s acquisition of PCN will be a related-party transaction since Clear SRL is owned thirty percent (30%) by each of the two sons of Mr. Cristobal Manuel Lopez. The Company is owned twenty-four and 18/100 percent (24.18%) directly by Mr. Cristobal Manuel Lopez, twenty-four and 18/100 percent (24.18%) by a trust established for the benefit of Mr. Cristobal Manuel Lopez’ two children, and forty and 40/100 percent (40.40%) by Oil m&s. Mr. Cristobal Manuel Lopez owns seven tenths of one percent (0.7%) of Oil m&s and serves as its President and director. Mr. Carlos Fabian DeSousa, the President and sole director of the Company, owns six tenths of one percent (0.6%) of Oil m&s and serves as its Vice President and director. In addition, through one or more other companies, Mr. Cristobal Manuel Lopez and Mr. De Sousa collectively have indirect ownership of a majority of stock in Oil m&s.

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

Because Clear SRL sold its stake in PCN to a third party name INVERCLEAR, and INVERCLEAR did not assume Clear SRL’s obligations under the MOU, the parties rescinded the MOU.

Lease Agreement

In September, 2013 the Company entered into a lease agreement for approximately 4,000 square feet of office space located at 540 Madison Avenue, New York, New York 10022.    The lease has a term of ten years. Pursuant to the lease agreement, the annual fixed rent for each year during the first five years of the lease is $412,000, with monthly payments of $34,333 being due on the first of each month. The annual fixed rent then increases to $452,000 for each of the remaining years of the lease.  In accordance with generally accepted accounting principles the lease expense is being recorded on a straight-line basis over the life of the lease. The Company has a one-time option to terminate the lease early at the end of the seventh year.  During the year ended December 31, 2013, the Company paid $412,000 towards a security deposit which is to be held in trust. As of March 31, 2014 the Company recognized rental expense totaling $103,000. Cash payments towards the lease agreement in the amount of $15,505 were applied against the accrued lease expense account. Payment of the lease has been guaranteed by Oil Combustibles S.A., a company affiliated with our CEO and our largest shareholder.

The following schedule summarizes future minimum lease payments through 2023.

Year Ending December 31,
2014	$309,000
2015	412,000
2016	412,000
2017	412,000
2018	425,333
Thereafter	2,109,334
Total	$4,079,667

CENTENARY INTERNATIONAL CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2014 and December 31, 2013

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

Change in Chief Financial Officer

The director of the Company elected Matias Bullrich as the Company’s new chief financial officer, chief accounting officer and Treasurer effective May 1, 2013.  Under the terms of the Agreement, Mr. Bullrich is to be paid $83,000 per month for his services. The Company is delinquent in its payments to Mr. Bullrich.  The Company has an outstanding payable to Mr. Bullrich of $913,000 at March 31, 2014. Mr. Bullrich’s contract with the Company expired May 6, 2014, and it was not renewed. He has demanded payment of all amounts owed, none of which have been paid because Mr. Bullrich didn’t submit invoices for the services rendered. Mr. De Sousa , as the only director of the Company then elected himself as chief financial officer, chief accounting officer and Treasurer, positions which he held prior to Mr. Bullrich holding them.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no items to disclose. Mr. Bullrich resigned his positions with the Company in May 2014, and he has demanded payment of all amounts owed, none of which have been paid. Mr. De Sousa , as the only director of the Company then elected himself as chief financial officer, chief accounting officer and Treasurer, positions which he held prior to Mr. Bullrich holding them.

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

The acquisition of PCN by Centenary will be a related party transaction since Clear SRL is owned thirty percent (30%) by each of the two sons of Mr. Cristobal Manuel Lopez. Centenary is owned twenty-four and 18/100 percent (24.18%) directly by Mr. Cristobal Manuel Lopez, twenty-four and 18/100 percent (24.18%) by a trust established for the benefit of the two sons of Mr. Cristobal Manuel Lopez, and forty and 40/100 percent (40.40%) by Oil m&s. Mr. Cristobal Manuel Lopez owns seven tenths of one percent (0.7%) of Oil m&s and serves as its President and director. Mr. Carlos Fabian DeSousa, the President and sole director of Centenary, owns six tenths of one percent (0.6%) of Oil m&s and serves as its Vice President and director.

The acquisition is subject to the signing of a definitive acquisition agreement by the parties. Closing of the acquisition of PCN is also subject to a number of conditions and legal regulations, including government approvals in Argentina.

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 36 out of 48 oil wells in production at present. Through March 31, 2014 it had an accumulated production of 2,447,561 barrels of oil equivalent (“boe”).

The concession finishes on 12/31/2025 and until this time the proved reserves of oil reach 3,956,255 boe and unproved reserves reach 2,188,853 boe.

Because Clear SRL sold its stake in PCN to a third party named INVERCLEAR, and INVERCLEAR did not assume Clear SRL’s obligations under the MOU, the parties rescinded the MOU.

Lease Agreement

In September, 2013 the Company entered into a lease agreement for approximately 4,000 square feet of office space located at 540 Madison Avenue, New York, New York 10022.    The lease has a term of ten years. Pursuant to the lease agreement, the annual fixed rent for each year during the first five years of the lease is $412,000, with monthly payments of $34,333 being due on the first of each month. The annual fixed rent then increases to $452,000 for each of the remaining years of the lease.  The Company has a one-time option to terminate the lease early at the end of the seventh year. During the year ended December 31, 2013, the Company paid $412,000 towards a security deposit which is to be held in trust. As of March 31, 2014 the Company recognized rental expense totaling $103,000. Cash payments towards the lease agreement in the amount of $15,505 were applied against the accrued lease expense account. Payment of the lease has been guaranteed by Oil Combustibles S.A., a company affiliated with our CEO and our largest shareholder.

Agreement with Chief Financial Officer

The director of the Company elected Matias Bullrich as the Company’s new chief financial officer, chief accounting officer and Treasurer effective May 1, 2013.  Under the terms of the Agreement, Mr. Bullrich is to be paid $83,000 per month for his services. The Company is delinquent in its payments to Mr. Bullrich.  The Company has an outstanding payable to Mr. Bullrich of $913,000 at March 31, 2014. Mr. Bullrich’s contract with the Company expired May 6, 2014, and it was not renewed. He has demanded payment of all amounts owed, none of which have been paid. Mr. De Sousa , as the only director of the Company then elected himself as chief financial officer, chief accounting officer and Treasurer, positions which he held prior to Mr. Bullrich holding them.

Results of Operations - Three Months Ended March 31, 2014

Revenues and Other Income

We had no revenues in either of the three month periods ended March 31, 2014 or 2013. If we are able to successfully complete the proposed acquisition of an oil and gas company in Argentina during the year ending December 31, 2014, we should begin to generate revenues in the year ending December 31, 2014.

Expenses

We had general and administrative expenses of $368,526 in the three month period ended March 31, 2014, an increase of $348,671 from the $19,855 of general and administrative expenses incurred in the three month period ended March 31, 2013. The increase in general and administrative expenses is attributable primarily to an increase in officer compensation and lease expense. We incurred interest expense of $6,546 in the three months ended March 31, 2014, an increase of $3,590 from the interest expense of $2,956 incurred in the three months ended March 31, 2013. The increase in interest expense in the later period is attributable to the fact that the balance of notes payable – related parties was higher in the later period. If we are able to successfully complete the acquisition of an oil and gas company in Argentina during the year ending December 31, 2014, we expect that our general and administrative expenses will increase significantly.

Net Losses

We had a net loss of $375,072, or $0.65 per share, during the three month period ended March 31, 2014, compared to a net loss of $22,811, or $0.04 per share, during the comparable period of 2013. The primary reason for the $352,261 increase in net loss was an increase in general and administrative expenses in the later period.

Liquidity and Capital Resources – March 31, 2014

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of March 31, 2014 the Company has $423,840 in total assets, with total liabilities of $2,073,933. The liabilities are all current liabilities and consist of convertible notes payable – related parties, net of $895,516, accrued interest payable - related parties of $57,830, accounts payable – related party of $913,000, accrued lease expense of $190,494 and accounts payable of $17,093.

Cash flow used in operating activities was $42,874 for the three months ended March 31, 2014. It reflects the net loss incurred for the three months ended March 31, 2014, less increases in accounts payable – related party of $249,000, accrued lease expense of $87,495, accrued interest payable of $6,546, and prepaid expenses of 509, partially offset by a decrease in accounts payable of $11,352.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. The Company anticipates that it may also need to raise approximately $1,000,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months. We have no current commitments or arrangements with respect to, or immediate sources of, funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our principal shareholder or a company affiliated with him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses. As of March 31, 2014 we had $10,854 in cash and current liabilities totaled $2,073,933.

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

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2013 or during the year ended December 31, 2012. The Company expended no amounts on capital expenditures during the three months ended March 31, 2014, and the Company has no current plans for the purchase or sale of any plant or equipment in the current fiscal year.

Critical Accounting Policies

In the notes to the Company’s financial statements for the year ended December 31, 2013, included in the Company’s annual report filed on Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company believes there is substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $3,896,563 as of March 31, 2014. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans and grants from our principal shareholders and/or various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

The acquisition of PCN by Centenary will be a related party transaction since Clear SRL is owned thirty percent (30%) by each of the two sons (sixty percent total) of Mr. Cristobal Manuel Lopez.  Centenary is owned twenty-four and 18/100 percent (24.18%) directly by Mr. Cristobal Manuel Lopez, twenty-four and 18/100 percent (24.18%) by a trust established for the benefit of the two sons of Mr. Cristobal Manuel Lopez, and forty and 40/100 percent (40.40%) by Oil m&s.  Mr. Cristobal Manuel Lopez directly owns seven tenths of one percent (0.7%) of Oil m&s and serves as its President and director.  Mr. Carlos Fabian DeSousa, the President and sole director of Centenary, directly owns six tenths of one percent (0.6%) of Oil m&s and serves as its Vice President and director. In addition, through one or more other companies, Mr. Cristobal Manuel Lopez and Mr. De Sousa collectively have indirect ownership of a majority of stock in Oil m&s.

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

The Cerro Negro concession is a 186 km2 area in Chubut Province in the South of Argentina, with 36 out of 48 oil wells in production at present. Through March 31, 2014, it had an accumulated production of 2,447,561 barrels of oil equivalent (“boe”).

The concession finishes on December 31, 2025 and until this time the proved reserves of oil reach 3,956,255 boe and unproved reserves reach 2,188,853 boe.

Because Clear SRL sold its stake in PCN to a third party named INVERCLEAR, and INVERCLEAR did not assume Clear SRL’s obligations under the MOU, the parties rescinded the MOU.

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

Net Operating Loss

We have accumulated approximately $4,688,708 of net operating loss carry forwards as of March 31, 2014. This loss carry forward may be offset against taxable income and income taxes in future years through the year 2034. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of March 31, 2014 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

Critical Accounting Policies

In the notes to the Company’s financial statements for the year ended December 31, 2013, included in the Company’s annual report filed on Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

During the three months ended March 31, 2014, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

During the three month period ended March 31, 2014, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-K, and the Company’s Quarterly Reports on Form 10-Q filed since December 31, 2010.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	Mine Safety Disclosures

This Item is not applicable.

Item 5.	Other Information

This Item is not applicable.

Item 6.	Exhibits

(a)	Exhibits:

Exhibit 3.1*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

Exhibit 3.2*	By-laws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

Exhibit 3.3*	Certificate of Amendment to Articles of Incorporation dated effective March 30, 2007 (effecting a 1 share for 100 shares reverse stock split of outstanding common stock) (incorporated by reference from the Form 10-KSB for the year ended December 31, 2006 filed with the Commission on April 12, 2007).

Exhibit 10.1*	Agreement between the Company and Matias Bullrich dated May 3, 2013 (English Translation)

Exhibit 14.1*	Code of Ethics (incorporated by reference from the Form 10-K for the year ended December 31, 2008 filed with the Commission on April 1, 2009)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase**

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema **

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

CENTENARY INTERNATIONAL CORPORATION

Date: June 12, 2014	By	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer

-19-