Form 10-Q
period 2014-06-30
CENTENARY INTERNATIONAL CORP
filed 2014-08-22
CIK 759999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 8, 2014
Common Stock, $0.001 par value	576,682

TABLE OF CONTENTS

Heading		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets – June 30, 2014 (unaudited) and December 31, 2013	4

	Statements of Operations – three months and six months ended June 30, 2014 and 2013 and the period from inception of the development stage on January 1, 2000 to June 30, 2014 (unaudited)	5

	Statements of Cash Flows – six months ended June 30, 2014 and 2013 and the period from inception of the development stage on January 1, 2000 to June 30, 2014 (unaudited)	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	16

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

The accompanying balance sheets of Centenary International Corporation at June 30, 2014 and December 31, 2013, and the related statements of operations for the three and six months ended June 30, 2014 and 2013 and the period from inception of the development stage on January 1, 2000 through June 30, 2014, and the related statements of cash flows for the six months ended June 30, 2014 and 2013 and from inception of the development stage on January 1, 2000 through June 30, 2014 have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2014, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2014.

Centenary International Corporation

(A Development Stage Company)

Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$15,510	$8,602
Prepaid expenses	465	1,495

Total Current Assets	15,975	10,097

Lease deposit	412,000	412,000

TOTAL ASSETS	$427,975	$422,097

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$36,915	$28,445
Accounts payable - related party	1,000,000	664,000
Accrued interest payable - related parties	65,151	51,284
Accrued lease expense	204,924	102,999
Notes payable - related parties, net	995,642	850,390

Total Current Liabilities	2,302,632	1,697,118

STOCKHOLDERS' DEFICIT

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(4,121,127)	(3,521,491)

Total Stockholders' Deficit	(1,874,657)	(1,275,021)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$427,975	$422,097

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Statements of Operations

(Unaudited)

					From inception
					of the
					Development
					Stage on
					January 1,
	For the Three Months Ended		For the Six Months Ended		2000 Through
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	47,146	38,891	63,672	58,746	869,360
Rent	83,096	-	186,097	-	323,429
Salary	87,000	-	336,000	-	1,000,000

Total Operating Expenses	217,242	38,891	585,769	58,746	2,192,789

OPERATING LOSS	(217,242)	(38,891)	(585,769)	(58,746)	(2,192,789)

OTHER INCOME (EXPENSE)

Other income	-	-	-	-	52,958
Interest expense	(7,322)	(2,904)	(13,867)	(5,860)	(274,728)

Total Other Income (Expense)	(7,322)	(2,904)	(13,867)	(5,860)	(221,770)

LOSS FROM CONTINUING OPERATIONS	(224,564)	(41,795)	(599,636)	(64,606)	(2,414,559)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(224,564)	(41,795)	(599,636)	(64,606)	(4,121,127)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(224,564)	$(41,795)	$(599,636)	$(64,606)	$(4,121,127)

BASIC LOSS PER COMMON SHARE	$(0.39)	$(0.07)	$(1.04)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	576,682	576,682	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
			of the
			Development
			Stage on
			January 1,
	For the Six Months Ended		2000 Through
	June 30,		June 30,
	2014	2013	2014
OPERATING ACTIVITIES

Net loss	$(599,636)	$(64,606)	$(4,121,127)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Amortization of debt discount	-	216	1,373
Changes in operating assets and liabilities
Prepaid expenses	1,030	-	(465)
Accrued interest payable	13,867	5,645	282,918
Accounts payable	8,470	30,999	265,199
Accounts payable - related party	336,000	-	1,000,000
Accrued lease expense	101,925	-	204,924

Net Cash Used in Operating Activities	(138,344)	(27,746)	(705,448)

INVESTING ACTIVITIES

Payment of lease deposit	-	-	(412,000)

Net Cash Used in Financing Activities	-	-	(412,000)

FINANCING ACTIVITIES

Borrowings of notes payable-related parties	145,252	63,746	1,132,958

Net Cash Provided by Financing Activities	145,252	63,746	1,132,958

NET INCREASE (DECREASE) IN CASH	6,908	36,000	15,510

CASH AT BEGINNING OF PERIOD	8,602	-	-

CASH AT END OF PERIOD	$15,510	$36,000	$15,510

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$83
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500
Related-party debt forgiveness	$-	$-	$2,918
Discount on notes payable	$-	$-	$1,373

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2014 and December 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company owes convertible notes payable to shareholders of $995,642 and $850,390 plus accrued interest of $65,151 and $51,284 as of June 30, 2014 and December 31, 2013, respectively. Notes are convertible at the discretion of the holder and accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance. On December 20, 2009, each of the outstanding notes was extended for a period of one year, under the original terms. As of December 31, 2010, 2011, 2012 and 2013, each of these notes was extended through December 31 of the following year. All subsequent notes reaching maturity have also been extended for a period of one year, under the original terms. Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date. During the six months ended June 30, 2014, the Company borrowed $145,252 pursuant to the terms above.

CENTENARY INTERNATIONAL CORPORATION

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2014 and December 31, 2013

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On September 22, 2009, the Company executed a non-binding Memorandum of Understanding (the “MOU”) with Clear S.R.L. of Comodoro Rivadavia, Argentina (“Clear SRL”), Oil m&s S.A. (“Oil m&s”) and Petrolera Cerro Negro S.A. (“PCN”) pursuant to which the Company would have acquired from Clear SRL ninety-nine and 96/100 percent (99.96%) of the issued and outstanding shares of PCN which would have become a majority-owned subsidiary of the Company. This would have been a related-party transaction.

Because Clear SRL sold its stake in PCN to a third party named INVERCLEAR, and INVERCLEAR did not assume Clear SRL‘s obligations under the MOU, the parties rescinded the MOU.

Lease Agreement

In September, 2013 the Company entered into a lease agreement for approximately 4,000 square feet of office space located at 540 Madison Avenue, New York, New York 10022.    The lease has a term of 126 months. The first rent payment is due six months after the lease commencement date, beginning in March 2014 and ending in February 2024. Pursuant to the lease agreement, the annual fixed rent for each year during the first five years of the lease is $412,000, with monthly payments of $34,333 being due on the first of each month. The annual fixed rent then increases to $452,000 for each of the remaining years of the lease.  In accordance with generally accepted accounting principles the lease expense is being recorded on a straight-line basis over the life of the lease. The Company has a one-time option to terminate the lease early at the end of the seventh year.  During the year ended December 31, 2013, the Company paid $412,000 towards a security deposit which is to be held in trust. As of June 30, 2014 the Company recognized rental expense totaling $186,097. Cash payments towards the lease agreement in the amount of $84,172 were applied against the accrued lease expense account. Payment of the lease has been guaranteed by Oil Combustibles S.A., a company affiliated with our CEO and our largest shareholder.

The following schedule summarizes future minimum lease payments through 2023.

Year Ending December 31,
2014	$206,000
2015	412,000
2016	412,000
2017	412,000
2018	425,333
Thereafter	2,109,334
Total	$3,976,667

Change in Chief Financial Officer

The director of the Company elected Matias Bullrich as the Company’s chief financial officer, chief accounting officer and Treasurer effective May 1, 2013.  Under the terms of the Agreement, Mr. Bullrich was to be paid $83,000 per month for his services. The Company is delinquent in its payments to Mr. Bullrich.  The Company has an outstanding payable to Mr. Bullrich of $1,000,000 at June 30, 2014. Mr. Bullrich’s contract with the Company expired May 6, 2014, and it was not renewed. He has demanded payment of all amounts owed, none of which have been paid because Mr. Bullrich didn’t submit invoices for the services rendered. Mr. De Sousa, as the only director of the Company then elected himself as chief financial officer, chief accounting officer, chief accounting officer and Treasurer, positions which he held prior to Mr. Bullrich holding them.

CENTENARY INTERNATIONAL CORPORATION

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2014 and December 31, 2013

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

Centenary is not currently a party to any agreement to acquire any assets or to enter into a business combination with a third party, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants.

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

The previously disclosed non-binding Memorandum of Understanding (the “MOU”) with Clear S.R.L. of Comodoro Rivadavia, Argentina (“Clear SRL”), Oil m&s S.A. (“Oil m&s”) and Petrolera Cerro Negro S.A. (“PCN”) has been rescinded because Clear SRL sold its stake in PCN to a third party named INVERCLEAR, and INVERCLEAR did not assume Clear SRL’s obligations under the MOU.

Lease Agreement

In September, 2013 the Company entered into a lease agreement for approximately 4,000 square feet of office space located at 540 Madison Avenue, New York, New York 10022.    The lease has a term of ten years. Pursuant to the lease agreement, the annual fixed rent for each year during the first five years of the lease is $412,000, with monthly payments of $34,333 being due on the first of each month. The annual fixed rent then increases to $452,000 for each of the remaining years of the lease.  The Company has a one-time option to terminate the lease early at the end of the seventh year. During the year ended December 31, 2013, the Company paid $412,000 towards a security deposit which is to be held in trust. During the six months ended June 30, 2014 the Company recognized rental expense totaling $186,097. Cash payments towards the lease agreement in the amount of $84,172 were applied against the accrued lease expense account in the six months ended June 30, 2014. Payment of the lease has been guaranteed by Oil Combustibles S.A., a company affiliated with our CEO and our largest shareholder.

Agreement with Chief Financial Officer

The director of the Company elected Matias Bullrich as the Company’s chief financial officer, chief accounting officer and Treasurer effective May 1, 2013.  Under the terms of the Agreement, Mr. Bullrich was to be paid $83,000 per month for his services. The Company is delinquent in its payments to Mr. Bullrich.  The Company has an outstanding payable to Mr. Bullrich of $1,000,000 at June 30, 2014. Mr. Bullrich’s contract with the Company expired May 6, 2014, and it was not renewed. He has demanded payment of all amounts owed, none of which have been paid because Mr. Bullrich didn’t submit invoices for the services rendered. Mr. De Sousa, as the only director of the Company then elected himself as chief financial officer, chief accounting officer and Treasurer, positions which he held prior to Mr. Bullrich holding them.

Results of Operations

Three Months Ended June 30, 2014 and 2013

Revenues and Other Income

We had no revenues in either of the three month periods ended June 30, 2014 or 2013. We had no other income for either of the three month periods ended June 30, 2014 or 2013. If we are able to successfully complete an acquisition of an oil and gas company in Argentina during the year ending December 31, 2014, we should begin to generate revenues in the year ending December 31, 2014.However, this may be difficult to accomplish given the fact that we currently have no signed agreement for any such acquisition.

Expenses

We had general and administrative expenses of $47,146 in the three month period ended June 30, 2014, an increase of $8,255 from the $38,891 of general and administrative expenses incurred in the three month period ended June 30, 2013. We incurred rent of $83,096 in the three months ended June 30, 2014 compared to $0 rent incurred in the three months ended June 30, 2013. We incurred $87,000 in salary during the three months ended June 30, 2014 compared to $0 salary incurred in the three months ended June 30, 2013. We incurred interest expense of $7,322 in the three months ended June 30, 2014, an increase of $4,418 from the interest expense of $2,904 incurred in the three months ended June 30, 2013. The increase in interest expense in the later period is attributable to the fact that the balance of the notes payable – related parties was higher in the later period. If we are able to successfully complete an acquisition of an oil and gas company in Argentina during the year ending December 31, 2014, we expect that our general and administrative expenses will increase significantly.

Net Losses

We had a net loss of $224,564, or ($0.39) per share, during the three month period ended June 30, 2014, compared to a net loss of $41,795, or ($0.07) per share, during the comparable period of 2013. The primary reason for the $182,769 increase in net loss was an increase in rent and salary incurred in the later period which were associated with renting an office in New York City and hiring a Chief Financial Officer.

Six Months Ended June 30, 2014 and 2013

Revenues and Other Income

We had no revenues in either of the six month periods ended June 30, 2014 or 2013. We recorded no other income in the six month periods ended June 30, 2014, or 2013. If we are able to successfully complete an acquisition of an oil and gas company in Argentina during the year ending December 31, 2014, we should begin to generate revenues in the year ending December 31, 2014. However, this may be difficult to accomplish given the fact that we currently have no signed agreement for any such acquisition.

Expenses

We had general and administrative expenses of $63,672 in the six month period ended June 30, 2014, an increase of $4,926 from the $58,746 of general and administrative expenses incurred in the six month period ended June 30, 2013. We incurred rent of $186,097 in the six months ended June 30, 2014 compared to $0 rent incurred in the six months ended June 30, 2013. We incurred $336,000 in salary during the three months ended June 30, 2014 compared to $0 salary incurred in the three months ended June 30, 2013. We incurred interest expense of $13,867 in the six months ended June 30, 2014, an increase of $8,007 from the interest expense of $5,860 incurred in the six months ended June 30, 2013. The increase in interest expense is attributable to the fact that the balance of the notes payable – related parties was larger in the later period.

Net Losses

We had a net loss of $599,636 or ($1.04) per share, during the six month period ended June 30, 2014, compared to a net loss of $64,606, or $(0.11) per share, during the comparable period of 2013. The primary reason for the $535,030 increase in net loss was due to an increase in rent and salary in the later period which were associated with renting an office in New York City and hiring a Chief Financial Officer.

Liquidity and Capital Resources – June 30, 2014

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of June 30, 2014 the Company had $427,975 in total assets, with total liabilities of $2,302,632. The liabilities are all current liabilities and consist primarily of accounts payable – related party of $1,000,000, notes payable – related parties, net of $995,642, accrued lease expense of $204,924, accrued interest payable – related parties of $65,151, and accounts payable of $36,915.

Cash flow used in operating activities was $138,344 for the six months ended June 30, 2014. It reflects the net loss incurred for the six months ended June 30, 2014, less increases in accounts payable – related parties of $336,000, accrued lease expense of $101,925, accrued interest payable of $13,867, accounts payable of $8,470 and prepaid expenses of $1,030.

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

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses. As of June 30, 2014 we had $15,510 in cash and current liabilities totaled $2,302,632.

All of the Company’s liabilities are current liabilities due within the next year.

The Company has no current plans to make any changes in the number of employees unless the Company can successfully close an acquisition of an oil and gas company in Argentina, in which case the Company would expect to increase the number of employees following the acquisition.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation on our business and operations.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2013 or during the year ended December 31, 2012. The Company expended no amounts on capital expenditures during the six months ended June 30, 2014, and the Company has no current plans for the purchase or sale of any plant or equipment in the current fiscal year.

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

Going Concern

The Company believes there is substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $4,121,127 as of June 30, 2014. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans and grants from our principal shareholders and/or various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Net Operating Loss

We have accumulated approximately $4,905,951 of net operating loss carry forwards as of June 30, 2014. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2034. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of June 30, 2014 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

During the three months ended June 30, 2014, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

During the three month period ended June 30, 2014, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-K, and the Company’s Quarterly Reports on Form 10-Q filed since December 31, 2010.

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

CENTENARY INTERNATIONAL CORPORATION

Date: August 21, 2014	By:	/s/Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

