Form 10-Q
period 2014-09-30
CENTENARY INTERNATIONAL CORP
filed 2015-05-11
CIK 759999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2014
Common Stock, $0.001 par value	576,682

TABLE OF CONTENTS

Heading		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets – September 30, 2014 (unaudited) and December 31, 2013	4

	Statements of Operations – three months and nine months ended September 30, 2014 and 2013 and the period from inception of the development stage on January 1, 2000 to September 30, 2014 (unaudited)	5

	Statements of Cash Flows – nine months ended September 30, 2014 and 2013 and the period from inception of the development stage on January 1, 2000 to September 30, 2014 (unaudited)	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

	Signatures	19

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying balance sheets of Centenary International Corporation at September 30, 2014 and December 31, 2013, and the related statements of operations for the three and nine months ended September 30, 2014 and 2013 and the period from inception of the development stage on January 1, 2000 through September 30, 2014, and the related statements of cash flows for the nine months ended September 30, 2014 and 2013 and from inception of the development stage on January 1, 2000 through September 30, 2014 have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2014, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2014.

Centenary International Corporation

(A Development Stage Company)

Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$2,913	$8,602
Prepaid expenses	-	1,495

Total Current Assets	2,913	10,097

Lease deposit	412,000	412,000

TOTAL ASSETS	$414,913	$422,097

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$34,667	$28,445
Accrued liabilities	1,000,000	664,000
Accrued interest payable - related parties	73,458	51,284
Accrued lease expense	204,781	102,999
Notes payable - related parties, net	1,123,647	850,390

Total Current Liabilities	2,436,553	1,697,118

STOCKHOLDERS' DEFICIT

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Deficit accumulated prior to the development stage	(6,319,106)	(6,319,106)
Deficit accumulated during the development stage	(4,268,110)	(3,521,491)

Total Stockholders' Deficit	(2,021,640)	(1,275,021)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$414,913	$422,097

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Statements of Operations

(Unaudited)

					From inception
					of the
					Development
					Stage on
					January 1,
	For the Three Months Ended		For the Nine Months Ended		2000 Through
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	33,111	34,578	96,783	93,324	902,471
Rent	105,557	34,333	291,654	34,333	428,986
Salary	-	415,000	336,000	415,000	1,000,000

Total Operating Expenses	138,668	483,911	724,437	542,657	2,331,457

OPERATING LOSS	(138,668)	(483,911)	(724,437)	(542,657)	(2,331,457)

OTHER INCOME (EXPENSE)

Other income	-	-	-	-	52,958
Interest expense	(8,315)	(3,829)	(22,182)	(9,689)	(283,043)

Total Other Income (Expense)	(8,315)	(3,829)	(22,182)	(9,689)	(230,085)

LOSS FROM CONTINUING OPERATIONS	(146,983)	(487,740)	(746,619)	(552,346)	(2,561,542)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(1,706,568)

NET LOSS BEFORE INCOME TAXES	(146,983)	(487,740)	(746,619)	(552,346)	(4,268,110)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(146,983)	$(487,740)	$(746,619)	$(552,346)	$(4,268,110)

BASIC LOSS PER COMMON SHARE	$(0.25)	$(0.85)	$(1.29)	$(0.96)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	576,682	576,682	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
			of the
			Development
			Stage on
			January 1,
	For the Nine Months Ended		2000 Through
	September 30,		September 30,
	2014	2013	2014
OPERATING ACTIVITIES

Net loss	$(746,619)	$(552,346)	$(4,268,110)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	-	-	2,677,112
Gain on expiration of debt	-	-	(1,015,382)
Amortization of debt discount	-	216	1,373
Changes in operating assets and liabilities
Prepaid expenses	1,495	(414,011)	-
Accrued interest payable	22,174	9,473	291,225
Accounts payable	6,222	445,139	262,951
Accounts payable - related party	336,000	-	1,000,000
Accrued lease expense	101,782	-	204,781

Net Cash Used in Operating Activities	(278,946)	(511,529)	(846,050)

INVESTING ACTIVITIES

Payment of lease deposit	-	-	(412,000)

Net Cash Used in Financing Activities	-	-	(412,000)

FINANCING ACTIVITIES

Borrowings of notes payable-related parties	273,257	563,746	1,260,963

Net Cash Provided by Financing Activities	273,257	563,746	1,260,963

NET INCREASE (DECREASE) IN CASH	(5,689)	52,217	2,913

CASH AT BEGINNING OF PERIOD	8,602	-	-

CASH AT END OF PERIOD	$2,913	$52,217	$2,913

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$83
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$-	$10,929
Common stock issued for debt	$-	$-	$191,500
Related-party debt forgiveness	$-	$-	$2,918
Discount on notes payable	$-	$-	$1,373

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2014 and December 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

Reclassification - Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company owes notes payable to shareholders of $1,123,647 and $850,390 plus accrued interest of $73,458 and $51,284 as of September 30, 2014 and December 31, 2013, respectively. The notes accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance. On December 20, 2009, each of the outstanding notes was extended for a period of one year, under the original terms. As of December 31, 2010, 2011, 2012, and 2013, each of these notes was extended through December 31 of the following year. All subsequent notes reaching maturity have also been extended for a period of one year, under the original terms. Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date. During the nine months ended September 30, 2014 the Company borrowed $273,257 pursuant to the terms above.

CENTENARY INTERNATIONAL CORPORATION

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2014 and December 31, 2013

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

Lease Agreement

In September, 2013 the Company entered into a lease agreement for approximately 4,000 square feet of office space located at 540 Madison Avenue, New York, New York 10022. The lease had a term of 126 months. The first rent payment was due six months after the lease commencement date, beginning in March 2014 and ending in February 2024. Pursuant to the lease agreement, the annual fixed rent for each year during the first five years of the lease was $412,000, with monthly payments of $34,333 being due on the first of each month. The annual fixed rent then was to increase to $452,000 for each of the remaining years of the lease. In accordance with generally accepted accounting principles the lease expense has been recorded on a straight-line basis over the life of the lease. The Company had a one-time option to terminate the lease early at the end of the seventh year. During the year ended December 31, 2013 the Company paid $412,000 towards a security deposit which was held in trust. As of September 30, 2014 the Company recognized rental expense totaling $291,654. Cash payments towards the lease agreement in the amount of $187,172 were applied against the accrued lease expense account. Payment of the lease has been guaranteed by Oil Combustibles S.A., a company affiliated with our CEO.

Commencing in November 2014, the Company was not able to make its lease payments due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina. As a result, the landlord sent a Notice of Default on November 6, 2014 followed by a Notice of Termination on November 19, 2014. The landlord informed the Company that the Company’s security deposit of $412,000 was being retained by the landlord, and it was to be applied to expenses and damages. On December 9, 2014, the Company received a Notice of Reentry from the landlord stating that the landlord had retaken possession of the premises. Accordingly, on December 9, 2014, the Company’s lease obligations were written-off against the lease deposit. The lease deposit was fully impaired to zero.

Change in Chief Financial Officer

The director of the Company elected Matias Bullrich as the Company’s chief financial officer, chief accounting officer and Treasurer effective May 1, 2013.  Under the terms of the Agreement, Mr. Bullrich was to be paid $83,000 per month for his services. The Company was delinquent in its payments to Mr. Bullrich at the time the Agreement expired in May 2014. The Company has an outstanding payable to Mr. Bullrich of $1,000,000 at September 30, 2014. Mr. Bullrich’s contract with the Company expired May 6, 2014, and it was not renewed. He demanded payment of all amounts owed. Mr. De Sousa, as the only director of the Company, then elected himself as chief financial officer, chief accounting officer and Treasurer, positions which he held prior to Mr. Bullrich holding them.

On October 17, 2014 the Company reached a settlement agreement with Mr. Bullrich wherein the $1,000,000 amount owed to Mr. Bullrich will be paid in three installments of $333,333 each. The first installment was due on November 28, 2014.

Due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina, the Company was unable to make the first settlement payment of $333,333 to Mr. Bullrich by the November 28, 2014 due date. Mr. Bullrich subsequently filed a lawsuit against the Company and certain related companies, including Oil Combustibles, S.A. in which he sought $1 million dollars in damages. Through legal process, Mr. Bullrich was able to seize the equivalent of $1 million dollars in funds of Oil Combustibles, S.A. in bank accounts in Argentina that will be used to satisfy this obligation.

CENTENARY INTERNATIONAL CORPORATION

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2014 and December 31, 2013

NOTE 6 – SUBSEQUENT EVENTS

Commencing in November 2014, the Company was not able to make its lease payments due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina. As a result, the landlord sent a Notice of Default on November 6, 2014 followed by a Notice of Termination on November 19, 2014. The landlord informed the Company that the Company’s security deposit of $412,000 was being retained by the landlord, and was to be applied to expenses and damages. On December 9, 2014, the Company received a Notice of Reentry from the landlord stating that the landlord has retaken possession of the premises. Accordingly, on December 9, 2014, the Company’s lease obligations were written-off against the lease deposit. The lease deposit was fully impaired to zero.

Due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina, the Company was unable to make the first settlement payment of $333,333 to Mr. Bullrich by the November 28, 2014 due date. Mr. Bullrich subsequently filed a lawsuit against the Company and certain related companies, including Oil Combustibles, S.A. in which he sought $1 million dollars in damages. Through legal process, Mr. Bullrich was able to seize the equivalent of $1 million dollars in funds of Oil Combustibles in bank accounts in Argentina that will be used to satisfy this obligation.

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

It is anticipated that we will require some significant capital to pay our expenses and to maintain our corporate viability until such time as we are able to consummate an acquisition or merger with an operating business. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

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

Lease Agreement

In September, 2013 the Company entered into a lease agreement for approximately 4,000 square feet of office space located at 540 Madison Avenue, New York, New York 10022. The lease had a term of 126 months. The first rent payment was due six months after the lease commencement date, which began in March 2014 and was to end in February 2024. Pursuant to the lease agreement, the annual fixed rent for each year during the first five years of the lease was $412,000, with monthly payments of $34,333 being due on the first of each month. The annual fixed rent then increased to $452,000 for each of the remaining years of the lease. In accordance with generally accepted accounting principles the lease expense was being recorded on a straight-line basis over the life of the lease. The Company had a one-time option to terminate the lease early at the end of the seventh year. During the year ended December 31, 2013, the Company paid $412,000 towards a security deposit which was to be held in trust As of September 30, 2014 the Company recognized rental expense totaling $291,654. Cash payments towards the lease agreement in the amount of $187,172 were applied against the accrued lease expense. Payment of the lease was guaranteed by Oil Combustibles S.A., a company affiliated with our CEO and our largest shareholder.

Commencing in November 2014, the Company was not able to make its lease payments due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina. As a result, the landlord sent a Notice of Default on November 6, 2014, followed by a Notice of Termination on November 19, 2014. The landlord informed the Company that the Company’s security deposit of $412,000 was being retained by the landlord, and was to be applied to expenses and damages. On December 9, 2014, the Company received a Notice of Reentry from the landlord stating that the landlord had retaken possession of the premises. Accordingly, on December 9, 2014, the Company’s lease obligations were written-off against the lease deposit. The lease deposit was fully impaired to zero.

Agreement with Chief Financial Officer

Mr. De Sousa, as the director of the Company elected Matias Bullrich as the Company’s new chief financial officer, chief accounting officer and Treasurer effective May 1, 2013. Under the terms of the Agreement, Mr. Bullrich was to be paid $83,000 per month for his services. Mr. Bullrich’s contract with the Company expired May 6, 2014, and it was not renewed. Mr. Bullrich subsequently pursued a labor claim for payment of compensation owed. On October 17, 2014, the Company and Mr. Bullrich reached a settlement which was approved by the labor authority on October 29, 2014. Under the terms of the settlement, the Company agreed to pay a total of US$1,000,000 in three installments of $333,333 each. The first payment was due on November 28, 2014.

Due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina, the Company was unable to make the first settlement payment of $333,333 to Mr. Bullrich by the November 28, 2014 due date. Mr. Bullrich subsequently filed a lawsuit against the Company and certain related companies, including Oil Combustibles, S.A. in which he sought $1 million dollars in damages. Through legal process, Mr. Bullrich was able to seize the equivalent of $1 million dollars in funds of Oil Combustibles, S.A. in bank accounts in Argentina that will be used to satisfy this obligation.

Soon after Mr. Bullrich’s contract expired, Mr. De Sousa, as the only director of the Company, elected himself as chief financial officer, chief accounting officer and Treasurer, positions which he held prior to Mr. Bullrich holding them.

Results of Operations

Three Months Ended September 30, 2014 and 2013

Revenues and Other Income

We had no revenues in either of the three month periods ended September 30, 2014 or 2013. We had no other income for either of the three month periods ended September 30, 2014 or 2013. If and when we are able to successfully complete an acquisition of an oil and gas company in Argentina, we should begin to generate revenues.

Expenses

We had general and administrative expenses of $33,111 in the three month period ended September 30, 2014, a decrease of $1,467 from the $34,578 of general and administrative expenses incurred in the three month period ended September 30, 2013. The Company incurred $0 of salary expense in the three months ended September 30, 2014 compared to $415,000 of salary expense incurred in the three months ended September 2013. The decrease is due to the fact that the agreement to compensate the Company’s former CFO expired in early May 2014, so there was no salary accruing to anyone in the Company in the three month period ended September 30, 2014. The Company had rent expense of $105,557 in the three month period ended September 30, 2014, an increase of $71,224 from the rent expense of $34,333 incurred in the three month period ended September 30, 2013. The increase was due to the fact that the Company’s new office lease did not commence until September 2013. We incurred interest expense of $8,315 in the three months ended September 30, 2014, an increase of $4,486 from the interest expense of $3,829 incurred in the three months ended September 30, 2013. The increase in interest expense in the later period is attributable to the fact that the balance of the notes payable – related parties was higher in the later period. We expect that our general and administrative expenses will increase significantly if and when we complete the acquisition of an oil and gas company in Argentina.

Net Losses

We had a net loss of $146,983, or ($0.25) per share, during the three month period ended September 30, 2014, compared to a net loss of $487,740, or ($0.85) per share, during the comparable period of 2013. The primary reason for the $340,757 decrease in net loss was a substantial decrease in salary expense in the later period partially offset by an increase in rent incurred in the later period.

Nine Months Ended September 30, 2014 and 2013

Revenues and Other Income

We had no revenues in either of the nine month periods ended September 30, 2014 or 2013. We recorded no other income in the nine month periods ended September 30, 2014 or 2013. If and when we are able to successfully complete an acquisition of an oil and gas company in Argentina, we should begin to generate revenues.

Expenses

We had general and administrative expenses of $96,783 in the nine month period ended September 30, 2014, an increase of $3,459 from the $93,324 of general and administrative expenses incurred in the nine month period ended September 30, 2013. The Company incurred $336,000 of salary expense in the nine months ended September 30, 2014 compared to $415,000 of salary expense incurred in the nine months ended September 2013. The decrease is due to the fact that the agreement to compensate the Company’s former CFO commenced in early May 2013 and expired in early May 2014, so there were five months of salary accrual in the nine months ended September 2013, and only four months of salary accrual in the later period. The Company had rent expense of $291,654 in the nine months ended September 30, 2014, which is $257,321 more than the $34,333 rent expense incurred in the nine months ended September 30, 2013. The increase was due to the fact that the Company’s new office lease did not commence until September 2013. We incurred interest expense of $22,182 in the nine months ended September 30, 2014, an increase of $12,493 from the interest expense of $9,689 incurred in the nine months ended September 30, 2013. The increase in interest expense is attributable to the fact that the balance of the notes payable – related parties was larger in the later period. We expect that our general and administrative expenses will increase significantly if and when we complete the acquisition of an oil and gas company in Argentina.

Net Losses

We had a net loss of $746,619 or ($1.29) per share, during the nine month period ended September 30, 2014, compared to a net loss of $552,346, or $(0.96) per share, during the comparable period of 2013. The primary reason for the $194,872 increase in net loss was due primarily to a significant increase in rent, partially offset by a decrease in salary expense in the later period.

Liquidity and Capital Resources – September 30, 2014

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of September 30, 2014 the Company had $414,913 in total assets represented by $2,913 in cash and $412,000 in a lease deposit. As of September 30, 2014 the Company had total liabilities of $2,436,553. The liabilities are all current liabilities and consist of notes payable – related parties of $1,123,647, accounts payable of $34,667, accrued liabilities of $1,000,000, accrued interest payable – related parties of $73,458 and accrued lease expense of $204,781.

Net cash used in operating activities was $278,946 for the nine months ended September 30, 2014, which is equal to the $273,257 of net cash provided by financing activities and the decrease in cash of $5,689 during the period. It largely reflects the $746,619 net loss incurred for the nine months ended September 30, 2014, less an increase in accounts payable-related party of $336,000, an increase in accrued lease expense of $101,782, and an increase in accrued interest payable of $22,174.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. The Company anticipates that it may also need to raise approximately $3,000,000 from equity or debt financing arrangements to pay existing liabilities and meet the Company’s expenses in the next twelve (12) months. We have no current commitments or arrangements with respect to, or immediate sources of, funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our principal shareholder or a company affiliated with him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse effect on its plan of operation.

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses. As of September 30, 2014 we had $2,913 in cash and current liabilities totaled $2,436,553.

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

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2013 or during the year ended December 31, 2012. The Company expended no amounts on capital expenditures during the nine months ended September 30, 2014, and the Company has no current plans for the purchase or sale of any plant or equipment in the current fiscal year.

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

Going Concern

The Company believes there is substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $4,268,110 as of September 30, 2014. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans from our principal shareholders and/or various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Net Operating Loss

We have accumulated approximately $5,067,000 of net operating loss carry forwards as of September 30, 2014. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2034. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of September 30, 2014 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

During the three months ended September 30, 2014, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There was a dispute with Mr. Bullrich over compensation owed to him. Mr. Bullrich subsequently pursued a labor claim for payment of compensation owed. On October 17, 2014, the Company and Mr. Bullrich reached a settlement which was approved by the labor authority on October 29, 2014. Under the terms of the settlement, the Company agreed to pay a total of US$1,000,000 in three installments of $333,333 each. The first payment was due on November 28, 2014. Due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina, the Company was unable to make the first settlement payment of $333,333 to Mr. Bullrich by the November 28, 2014 due date. Mr. Bullrich subsequently filed a lawsuit against the Company and certain related companies, including Oil Combustibles, S.A. in which he sought $1 million dollars in damages. The lawsuit was filed in Buenos Aires, Argentina in the District Labour Court as case number 75.239/14. Through legal process, Mr. Bullrich was able to seize the equivalent of $1 million dollars in funds of Oil Combustibles in bank accounts in Argentina that will be used to satisfy this obligation.

Other than as described above, there are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	Risk Factors

A “smaller reporting company” (as defined by Item 10 of Regulation S-K) is not required to provide the information specified by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2014, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-K, and the Company’s Quarterly Reports on Form 10-Q filed since December 31, 2010.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	Mine Safety Disclosures

This Item is not applicable.

Item 5.	Other Information

This Item is not applicable.

Item 6.	Exhibits

(a)	Exhibits:

Exhibit 3.1*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

Exhibit 3.2*	By-laws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

Exhibit 3.3*	Certificate of Amendment to Articles of Incorporation dated effective March 30, 2007 (effecting a 1 share for 100 shares reverse stock split of outstanding common stock) (incorporated by reference from the Form 10-KSB for the year ended December 31, 2006 filed with the Commission on April 12, 2007).

Exhibit 10.1*	Agreement between the Company and Matias Bullrich dated May 3, 2013 (English Translation)

Exhibit 14.1*	Code of Ethics (incorporated by reference from the Form 10-K for the year ended December 31, 2008 filed with the Commission on April 1, 2009)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

*Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENARY INTERNATIONAL CORPORATION

Date: May 4, 2015	By:	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

