Form 10-K
period 2014-12-31
CENTENARY INTERNATIONAL CORP
filed 2015-11-05
CIK 759999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 For the Fiscal Year Ended December 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The Registrant had 576,682 shares of common stock, $0.001 par value, outstanding as of September 25, 2015.

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

We have incurred significant debt. Unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Centenary has not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants.

Until such time as we acquire another business or company, we do not intend to use any employees other than our Chief Executive Officer with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will likely be used only if they can be obtained for minimal cost or on a deferred payment basis. Management believes that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

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

The Company´s mission is now to develop an energy business, mainly focusing in oil and gas exploration and production, while attempting to achieve an increase in the projects’ market value and maximizing our stockholders’ benefits. This may be accomplished through the purchase of, or merger with, an existing energy business.

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

We are not dependent on one or a few customers because we have no products or services.

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

Employees

The Company has no active employees presently.. The Company’s President, Carlos Fabian De Sousa, presently is not paid for his services as an officer, director or employee of the Company, and it is presently anticipated that he will not be compensated for his services as an officer, director or employee prior to the consummation of an acquisition.

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

We have financed our recent historical losses primarily from additional loans by our major shareholders or companies affiliated with them. We will be required to seek additional capital in the near future for working capital purposes. There is no assurance that new capital will be available or that it will be available on terms that will not result in substantial dilution or reduction in value of our common stock. We cannot assure you, however, that we will be able to raise additional capital in the future to fund our operations.

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

Our success depends on our ability to retain key management personnel

Our success depends on our ability to retain key management personnel. If we lose Mr. DeSousa, we may be unable to successfully operate our business. We depend on the continued contributions of our Chief Executive Officer to work effectively, to execute our business strategy and to manage our business. The loss of Mr. DeSousa or his failure to work effectively could have a material adverse effect on our business, financial condition and results of operations.

We have experienced significant operating losses in the past and may have losses in the future.

We reported a net loss of $1,777,292 for the year ended December 31, 2014 and a net loss of $938,729 for the year ended December 31, 2013. Our accumulated deficit since inception of the development stage on January 1, 2000 was $11,617,889 at December 31, 2014.

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

In September, 2013 the Company entered into a lease agreement for approximately 4,000 square feet of office space located at 540 Madison Avenue, New York, New York 10022. The lease had a term of ten years. Pursuant to the lease agreement, the annual fixed rent for each year during the first five years of the lease was $412,000, with monthly payments of $34,333 being due on the first of each month. The annual fixed rent then increased to $452,000 for each of the remaining years of the lease. The Company had a one time option to terminate the lease early at the end of the seventh year. During the twelve months ended December 31, 2013 the Company paid $446,333 towards a security deposit which was to be held in trust with monthly rental payments being deducted each month as incurred. As of December 31, 2013 the Company recognized rental expense totaling $137,332 which was deducted from the Company’s security deposit leaving a security deposit balance of $309,001. Payment of the lease was guaranteed by Oil Combustibles S.A., a company affiliated with our CEO and our largest shareholder.

Commencing in November 2014, the Company was not able to make its lease payments due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina. As a result, the landlord sent a Notice of Default on November 6, 2014, followed by a Notice of Termination on November 19, 2014. The landlord informed the Company that the Company’s security deposit was being retained by the landlord, and it was to be applied to expenses and damages. On December 9, 2014, the Company received a Notice of Reentry from the landlord stating that the landlord had retaken possession of the premises. Accordingly, on December 9, 2014, the Company’s lease obligations were written-off against the lease deposit. The lease deposit was fully impaired to zero.

We currently occupy an office provided by our President at no cost.

ITEM 3.	LEGAL PROCEEDINGS

There was a dispute with the Company’s former Chief Financial Officer, Mr. Bullrich, over compensation owed to him. Mr. Bullrich subsequently pursued a labor claim for payment of compensation owed. On October 17, 2014, the Company and Mr. Bullrich reached a settlement which was approved by the labor authority on October 29, 2014. Under the terms of the settlement, the Company agreed to pay a total of US$1,000,000 to Mr. Bullrich in three installments of $333,333 each. The first payment was due on November 28, 2014. Due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina, the Company was unable to make the first settlement payment of $333,333 to Mr. Bullrich by the November 28, 2014 due date. Mr. Bullrich subsequently filed a lawsuit against the Company and certain related companies, including Oil Combustibles S.A., in which he sought $1 million dollars in damages. The lawsuit was filed in Buenos Aires, Argentina in the District Labour Court as case number 75.239/14. Through legal process, Mr. Bullrich was able to seize the equivalent of $1 million dollars in funds of Oil Combustibles in bank accounts in Argentina that he intended to use to satisfy this obligation. Subsequently, the court awarded an additional penalty or fine of US$300,000. In addition, there were related interest and costs of US$260,000 incurred, bringing the total amount owed to US$1,560,000. The Company accrued $560,000 in additional costs relating to this settlement, such that as of December 31, 2014 the Company is now indebted to Oil Combustibles, S.A., a related party, for $1,560,000. Pursuant to this transaction the Company recorded a loss on settlement of debt totaling $560,000.

The Company is not a party to any other material pending legal proceedings. To the best of the Company’s knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded over-the-counter. It is listed in the Pink Sheets under the symbol "CTYI." To the best of the Company’s knowledge there has been no active trading market in the Company’s common stock during the two years ended December 31, 2014. The high and low bid prices for our shares are estimated below for the periods depicted. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR ENDED December 31, 2014:	LOW	HIGH

1st Quarter	$0.00	0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

YEAR ENDED December 31, 2013:	LOW	HIGH

1st Quarter	$0.00	0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

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

Stockholders

As of September 14, 2015, there were approximately 570 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

Recent Sales of Unregistered Securities

The Company issued no shares of its common stock during the year ended December 31, 2014 which were not registered under the Securities Act of 1933.

For information concerning any sales of shares of the Company's common stock by the Company which were not registered under the Securities Act of 1933 during the fiscal years ended December 31, 2014, 2013 and 2012, please refer to the Company's annual reports on Form 10-K for each of those three fiscal years and to the Company’s quarterly reports on Form 10-Q filed during each of those three fiscal years.

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

Results of Operations

Revenues and Other Income

During the twelve month period ended December 31, 2014, the Company remained in the development stage and we did not realize any revenues from operations. Similarly, we did not realize any revenues from operations during the year ended December 31, 2013. If and when we are able to successfully complete the acquisition of an oil and gas company in Argentina, we should begin to generate revenues.

Expenses

General and administrative expenses totaled $112,640 in the year ended December 31, 2014, a decrease of $8,477 from the $121,117 of general and administrative expenses incurred in the year ended December 31, 2013. The Company incurred rent expense of $325,940 in the year ended December 31, 2014 an increase of $188,608 over the rent expense of $137,332 incurred in the year ended December 31, 2013. The increase in rent is attributable to the fact that the rent expense in 2013 was only for a partial year, and the rent expense in 2014 covered almost an entire year, before the landlord terminated the lease in December 2014. The Company incurred salary expense of $336,000 in the year ended December 31, 2014 a decrease of $328,000 over the $664,000 of salary expense incurred in the year ended December 31, 2013. The difference in salary expense is due to the fact that the salary expense for Mr. Bullrich incurred in 2014 was for approximately four months, while the salary expense for Mr. Bullrich incurred in 2013 was for approximately eight months.

Interest expense incurred in the year ended December 31, 2014 was $30,711, an increase of $14,431 from the $16,280 interest expense incurred in the year ended December 31, 2013. The increase in interest expense is attributable to the increased notes payable – related parties balance during 2014. The Company incurred a loss on settlement of debt of $972,001 in the year ended December 31, 2014 due to the fact that the landlord terminated the lease in December 2014, and applied the lease deposit towards claimed damages, resulting in the impairment of the lease deposit to zero. The Company incurred no such expense in the prior year.

Our operating expenses in 2014 were primarily lease expenses, compensation accruing to our Chief Financial Officer, and to a lesser degree legal and accounting costs incurred in connection with our public filings. If we are able to successfully complete the acquisition of an oil and gas company in Argentina during the year ending December 31, 2015, we expect that our general and administrative expenses will increase significantly.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $1,777,292, or ($3.08) per share, in the year ended December 31, 2014, compared to a net loss of $938,729, or ($1.63) per share, incurred in the year ended December 31, 2013. Our increase in net loss in the later period is largely due to the increase in rent and the loss on settlement of debt in the later period, partially offset by decreases in salary expense and general and administrative expense in the later period.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of December 31, 2014 the Company has total assets of $2,913, consisting of cash of $2,913, and total liabilities of $3,055,226. The liabilities consist of notes payable-related parties of $1,172,029, accrued liabilities of $1,560,000, accounts payable of $36,210, accrued lease expense of $205,000, and accrued interest payable-related parties of $81,987.

Net cash used in operating activities was $327,328 for the twelve month period ended December 31, 2014. It primarily reflects the $1,777,292 net loss incurred for the year ended December 31, 2014, less the $7,765 increase in accounts payable, a $30,703 increase in accrued interest payable, an increase of accounts payable - related party of $336,000, an increase of accrued lease expense of $102,000, and loss on settlement of debt of $972,001.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. The Company anticipates that it may need to raise approximately $3,000,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months if the Company remains as a development stage company searching for business opportunities. If the Company successfully closes an acquisition of an oil and gas company in Argentina during 2015, the Company’s cash needs may increase. Further, no assurances can be given that other funding will be available to us on acceptable terms. Although, our major shareholder or a company controlled by him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses. As of December 31, 2014 we had only $2,913 in cash and current liabilities totaled $3,055,226.

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

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2014 or during the year ended December 31, 2013. The Company has no current plans for the purchase or sale of any plant or equipment.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2014, included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company has substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit in the amount of $11,617,889 as of December 31, 2014. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans and grants from our principal shareholders and/or various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

In preparing financial statements for the year ended December 31, 2014, the Company adopted the following accounting pronouncements:

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

Recent Accounting Standards Updates (“ASU”) through ASU No. 2015-10 contain technical corrections to existing guidance or affect guidance to specialized industries. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information specified by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements as of and for the fiscal years ended December 31, 2014 and 2013, have all been examined to the extent indicated in their report by Pritchett, Siler & Hardy, P.C., independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles. The aforementioned financial statements are included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Centenary International Corporation

Buenos Aires, Argentina

We have audited the accompanying balance sheets of Centenary International Corporation [a development stage company] as of December 31, 2014 and 2013 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years then ended. Centenary International Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centenary International Corporation as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

October 13, 2015

Centenary International Corporation

(A Development Stage Company)

Balance Sheets

	December 31,
	2014	2013

ASSETS

CURRENT ASSETS

Cash	$2,913	$8,602
Prepaid expenses	-	1,495

Total Current Assets	2,913	10,097

Lease deposit	-	412,000

TOTAL ASSETS	$2,913	$422,097

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$36,210	$28,445
Accrued liabilities - related party	1,560,000	664,000
Accrued interest payable - related parties	81,987	51,284
Accrued lease expense	205,000	102,999
Notes payable - related parties, net	1,172,029	850,390

Total Current Liabilities	3,055,226	1,697,118

STOCKHOLDERS' DEFICIT

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Accumulated deficit	(11,617,889)	(9,840,597)

Total Stockholders' Deficit	(3,052,313)	(1,275,021)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,913	$422,097

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Statements of Operations

	For the Years Ended
	December 31,
	2014	2013

REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	112,640	121,117
Rent	325,940	137,332
Salary	336,000	664,000

Total Operating Expenses	774,580	922,449

OPERATING LOSS	(774,580)	(922,449)

OTHER INCOME (EXPENSE)

Interest expense	(30,711)	(16,280)
Loss on settlement of debt	(972,001)	-

Total Other Income (Expense)	(1,002,712)	(16,280)

LOSS FROM CONTINUING OPERATIONS	(1,777,292)	(938,729)

LOSS FROM DISCONTINUED OPERATIONS	-	-

NET LOSS BEFORE INCOME TAXES	(1,777,292)	(938,729)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,777,292)	$(938,729)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(3.08)	$(1.63)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2012	576,682	$577	$8,564,999	$(8,901,868)	$(336,292)

Net loss for the year ended December 31, 2013	-	-	-	(938,729)	(938,729)

Balance, December 31, 2013	576,682	577	8,564,999	(9,840,597)	(1,275,021)

Net loss for the year ended December 31, 2014	-	-	-	(1,777,292)	(1,777,292)

Balance, December 31, 2014	576,682	$577	$8,564,999	$(11,617,889)	$(3,052,313)

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013
OPERATING ACTIVITIES

Net loss	$(1,777,292)	$(938,729)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on settlement of debt	972,001	-
Amortization of debt discount	-	216
Changes in operating assets and liabilities
Prepaid expenses	1,495	(310,496)
Accrued interest payable	30,703	16,064
Accounts payable	7,765	677,801
Accrued liabilities - related party	336,000	-
Accrued lease expense	102,001	-

Net Cash Used in Operating Activities	(327,328)	(555,144)

INVESTING ACTIVITIES

Payment of lease deposit	-	-

Net Cash Used in Financing Activities	-	-

FINANCING ACTIVITIES

Borrowings of notes payable-related parties	321,639	563,746

Net Cash Provided by Financing Activities	321,639	563,746

NET INCREASE (DECREASE) IN CASH	(5,689)	8,602

CASH AT BEGINNING OF PERIOD	8,602	-

CASH AT END OF PERIOD	$2,913	$8,602

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Payoff of related-party accrued liabilities with accrued liabilities of another related party	$1,560,000	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2014 and 2013

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

The Company has no products or services as of December 31, 2014. The Company’s current business model is to be a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Income (Loss) Per Share

For the Year Ended December 31, 2014
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(1,777,292)	576,682	$(3.08)

For the Year Ended
December 31, 2013
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(938,729)	576,682	$(1.63)

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

December 31, 2014 and 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31,:

	2014	2013

Deferred tax assets
NOL carryover	$922,314	$655,720
Related-party interest	(12,298)	(7,693)
Loss on settlement of debt	(145,800)	-
Valuation allowance	(764,216)	(648,027)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 15% to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013

Book loss	$(266,594)	$(140,809)

Change in valuation allowance	266,594	140,809

	$-	$-

At December 31, 2014, the Company had net operating loss carry forwards of approximately $5,043,000 that may be offset against future taxable income through the year 2034. No tax benefit has been reported in the December 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. All tax years starting with 2010 are open for examination.

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

December 31, 2014 and 2013

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

g. Equity-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic “Share-Based Payment.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the period ended December 31, 2014.

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

Centenary International Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company owes notes payable to shareholders of $1,172,029 and $850,390 plus accrued interest of $81,987 and $51,284 as of December 31, 2014 and December 31, 2013, respectively. The notes payable accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance. On December 20, 2009, each of the outstanding notes was extended for a period of one year, under the original terms. As of December 31, 2010, 2011, 2012 and 2013, each of these notes was extended through the same date in the following year. All subsequent notes reaching maturity have also been extended for a period of one year, under the original terms. Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date. During the years ended December 31, 2014 and 2013 the Company borrowed a total of $321,639 and $563,749 net of loan discounts of $-0- and $1,373, respectively, according to the terms above. During the years ended December 31, 2014 and 2013 a total of $-0- and $216, respectively, of the debt discount was amortized to interest expense, leaving an unamortized discount of $-0- at December 31, 2014 and 2013.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease Agreement

In September, 2013 the Company entered into a lease agreement for approximately 4,000 square feet of office space located at 540 Madison Avenue, New York, New York 10022. The lease had a term of 126 months. The first rent payment was due six months after the lease commencement date, beginning in March 2014 and ending in February 2024. Pursuant to the lease agreement, the annual fixed rent for each year during the first five years of the lease was $412,000, with monthly payments of $34,333 being due on the first of each month. The annual fixed rent then was to increase to $452,000 for each of the remaining years of the lease. In accordance with generally accepted accounting principles the lease expense has been recorded on a straight-line basis over the life of the lease. The Company had a one-time option to terminate the lease early at the end of the seventh year. During the year ended December 31, 2013 the Company paid $412,000 towards a security deposit which was held in trust. During the year ended December 31, 2014 the Company recognized rental expense totaling $325,940. Cash payments towards the lease agreement in the amount of $227,203 were applied against the accrued lease expense account. Payment of the lease has been guaranteed by Oil Combustibles S.A., a company affiliated with our CEO.

Commencing in November 2014, the Company was not able to make its lease payments due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina. As a result, the landlord sent a Notice of Default on November 6, 2014 followed by a Notice of Termination on November 19, 2014. The landlord informed the Company that the Company’s security deposit of $412,000 was being retained by the landlord, and it was to be applied to expenses and damages. On December 9, 2014, the Company received a Notice of Reentry from the landlord stating that the landlord had retaken possession of the premises. Accordingly, on December 9, 2014, the Company’s lease obligations were written-off against the lease deposit. The lease deposit was fully impaired to zero. Pursuant to this transaction the Company recorded a loss on settlement of debt in the amount of $412,001.

Change in Chief Financial Officer

The director of the Company elected Matias Bullrich as the Company’s chief financial officer, chief accounting officer and Treasurer effective May 1, 2013.  Under the terms of the Agreement, Mr. Bullrich was to be paid $83,000 per month for his services. The Company was delinquent in its payments to Mr. Bullrich at the time the Agreement expired in May 2014. Accordingly, the Company had an outstanding payable to Mr. Bullrich of $1,000,000. Mr. Bullrich’s contract with the Company expired May 6, 2014, and it was not renewed. Mr. De Sousa, as the only director of the Company, then elected himself as chief financial officer, chief accounting officer and Treasurer, positions which he held prior to Mr. Bullrich holding them.

Centenary International Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

Change in Chief Financial Officer (Continued)

On October 17, 2014 the Company reached a settlement agreement with Mr. Bullrich wherein the $1,000,000 amount owed to Mr. Bullrich was to be paid in three installments of $333,333 each. The first installment was due on November 28, 2014.

Due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina, the Company was unable to make the first settlement payment of $333,333 to Mr. Bullrich by the November 28, 2014 due date. Mr. Bullrich subsequently filed a lawsuit against the Company and certain related companies, including Oil Combustibles, S.A. in which he sought $1 million dollars in damages. Through legal process, Mr. Bullrich was able to seize the equivalent of $1 million dollars in funds of Oil Combustibles, S.A. in bank accounts in Argentina that he intended to use to satisfy this obligation. Subsequently, the court awarded an additional penalty or fine of US$300,000. In addition, there were related interest and costs of US$260,000 incurred, bringing the total amount owed to US$1,560,000. The Company accrued $560,000 in additional costs relating to this settlement, such that as of December 31, 2014 the Company is now indebted to Oil Combustibles, S.A., a related party, for $1,560,000. Pursuant to this transaction the Company recorded a loss on settlement of debt totaling $560,000.

NOTE 6 – RECLASSIFICATION

Certain 2013 amounts have been reclassified to conform with 2014 presentation.

Centenary International Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined there are no material subsequent events to report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s only director acts as the Company’s chief executive officer and chief financial officer. He is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, Carlos Fabian De Sousa, acting as our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2014. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure. There have been no changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework. Based upon this evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were not effective as of December 31, 2014.

During the quarter ended December 31, 2014, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and directors: as of December 31, 2013:

Name	Age	Position

Carlos Fabian De Sousa	47	President, Sole Director, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer

The directors and officers are elected and will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All officers serve at the will of the Board of Directors.

CARLOS FABIAN DE SOUSA has served as a director of Centenary International Corp. since November 2007. He has also served as President, Chief Executive Officer and Secretary of Centenary International Corp. since December 31, 2007. He served as Chief Financial Officer, and Treasurer from November 2007 until May 2013, and then again from May 2014 to the present.. He is a Certified Public Accountant, and he has worked in the Oil & Gas Industry in Argentina since 1993. Initially Mr. De Sousa worked for Hispano Americana de Petroleos S.A. (HAPSA) as Administration and Financial Manager. HAPSA engaged in the business of drilling oil wells, wells completion, wells workover and intervention and hot oil services. From 1996 to 1997, Mr. De Sousa worked as an Administration and Financial Advisor for FORASOL – FORAMER in its Latam operations. From late 1998 to mid-2001, Mr. De Sousa was the General Manager of Almeria Austral S.A., a company that provided services of drilling, intervention and completion of wells to the Oil & Gas Industry in Argentina. By 2001, together with Mr. Cristobal Manuel Lopez and Mrs. Muriel Lucia Sosa, Mr. De Sousa founded Oil m&s S.A., where at present he is the Vice President and a director. Mr. De Sousa also directly owns 0.6% of Oil m&s S.A. Through one or more other companies, Mr. Lopez and Mr. De Sousa collectively have indirect ownership of a majority of stock in Oil m&s . This company has become a principal provider of services for the Oil and Gas Industry in Argentina. Mr. De Sousa is also the President and General Director of Alcalis de la Patagonia SAIC, a company dedicated to the production of alkali. He is also a Director of Technological S.A. (IT developments), Oil Minerals S.A. (real estate) and Oil Construcciones S.A. (building industry). Mr. De Sousa is not a director of any other companies that file period reports with the U.S. Securities and Exchange Commission.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2013, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except as noted below:

1.         Effective May 1, 2013, Mr. Matias Bullrich became the Chief Financial Officer, Principal Accounting Officer and Treasurer of the Company, positions which he held for approximately one year until May 2014. Mr. Bullrich did not file a Form 3 report, but he did not own any shares of the Company’s common stock.

2.         Effective October 31, 2013, and pursuant to a divorce proceeding, Mr. Cristobal Manuel Lopez transferred 138,382 shares of the Company’s common stock owned by him to his former spouse who simultaneously gifted the shares to their two children, Mr. Cristobal Nazareno Lopez and Mr. Emiliano Lopez in equal amounts of 69,191 shares each. The Form 4 report for Mr. Cristobal Manuel Lopez was filed on August 12, 2014 which reported: (a) the transfer of the 138,382 shares from him as described immediately above; and (b) the transfers described below in paragraph numbers 5 and 6.

3.         Effective October 31, 2013, Mr. Cristobal Nazareno Lopez received 69,191 shares by gift from his mother. Mr. Cristobal Nazareno Lopez filed a Form 3 report for his acquisition of the shares on August 12, 2014.

4.         Effective October 31, 2013, Mr. Emiliano Lopez received 69,191 shares by gift from his mother. Mr. Emiliano Lopez filed a Form 3 report for his acquisition of the shares on August 12, 2014.

5.         Effective December 20, 2014, Mr. Cristobal Nazareno Lopez transferred 69,191 shares to a Trust known as Fideicomiso CML II which was established for the benefit of Mr. Cristobal Nazareno Lopez and his brother, Mr. Emiliano Lopez. Their father, Mr. Cristobal Manuel Lopez, serves as Trustee of the Trust and has voting power over the shares. The Form 4 report for this transfer of shares was filed by Mr. Cristobal Nazareno Lopez on August 12, 2014.

6.         Effective December 20, 2014, Mr. Emiliano Lopez transferred 69,191 shares to a Trust known as Fideicomiso CML II which was established for the benefit of Mr. Emiliano Lopez and his brother, Mr. Cristobal Nazareno Lopez. Their father, Mr. Cristobal Manuel Lopez, serves as Trustee of the Trust and has voting power over the shares. The Form 4 report for this transfer of shares was filed by Mr. Emiliano Lopez on August 12, 2014.

7.         Effective December 20, 2013, a trust was created for the benefit of Mr. Cristobal Nazareno Lopez and Mr. Emiliano Lopez, known as Fideicomiso CML II, of which Mr. Cristobal Manuel Lopez serves as Trustee. On December 20, 2013, Cristobal Nazareno Lopez and Emiliano Lopez each transferred 69,191 shares of the Company’s common stock to the Trust. A Form 3 report for the Trust, Fideicomiso CML II, to report those transfers was filed on August 12, 2014.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Ethics is attached to our Annual Report on Form 10-K for the year ended December 31, 2008 as Exhibit 14.1.

Audit Committee and Financial Expert

At the present time, our Board of Directors serves as our audit committee. Mr. DeSousa, our sole director, is a financial expert. Mr. DeSousa is not independent since he is an officer of the Company and he indirectly holds a beneficial ownership in the Company’s stock.

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

SUMARY COMPENSATION TABLE

				All Other
Name and	Fiscal			Compensation
Principal Positions	Year	Salary	Bonus	(1)	Total
Carlos Fabian De Sousa	2014	$-0-	$-0-	$-0-	$-0-
CEO, CFO & Director	2013	$-0-	$-0-	$-0-	$-0-

Matias Bullrich	2014	$336,000	$-0-	$-0-	$336,000
Former CFO	2013	$664,000	$-0-	$-0-	$664,000

Columns have been omitted from the Summary Compensation Table above for stock awards, option awards, non-equity incentive plan compensation and nonqualified deferred compensation earnings since there were none.

Bonuses and Deferred Compensation

None.

Other Director Compensation

None.

Employment contracts and termination of employment and change-in-control arrangements

Matias Bullrich was elected as the Company’s Chief Financial Officer, Principal Accounting Officer and Treasurer effective May 1, 2013. He served in those positions for a period of approximately one year until May 2014. The Company entered into an agreement with Mr. Bullrich that provided that he was to be paid approximately $83,000 per month for his services for a period of one year ($1,000,000 total). Mr. Bullrich’s contract with the Company expired May 6, 2014, and it was not renewed. The Company was delinquent in its payments to Mr. Bullrich at the time the agreement expired in May 2014. He demanded payment of all amounts owed. Mr. De Sousa, as the only director of the Company, then elected himself as chief financial officer, chief accounting officer and Treasurer, positions which Mr. De Sousa held prior to Mr. Bullrich holding them.

On October 17, 2014 the Company reached a settlement agreement with Mr. Bullrich wherein the $1,000,000 amount owed to Mr. Bullrich was to be paid in three installments of $333,333 each. The first installment was due on November 28, 2014.

Due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina, the Company was unable to make the first settlement payment of $333,333 to Mr. Bullrich by the November 28, 2014 due date. Mr. Bullrich subsequently filed a lawsuit against the Company and certain related companies, including Oil Combustibles, S.A. in which he sought $1 million dollars in damages. Through legal process, Mr. Bullrich was able to seize the equivalent of $1 million dollars in funds of Oil Combustibles, S.A. in bank accounts in Argentina that he intended to use to satisfy this obligation. Subsequently, the court awarded an additional penalty or fine of US$300,000. In addition, there were related interest and costs of US$260,000 incurred, bringing the total amount owed to US$1,560,000. The Company accrued $560,000 in additional costs relating to this settlement, such that as of December 31, 2014 the Company is now indebted to Oil Combustibles, S.A., a related party, for $1,560,000. Pursuant to this transaction the Company recorded a loss on settlement of debt totaling $560,000.

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

Compensation Committee Report

The Company has no compensation committee, and the function of the compensation committee is handled by the Board of Directors. Carlos Fabian De Sousa is the only member of the Board of Directors. He is also an officer of the Company. He decided that he would not be paid any compensation from the Company during 2014 and 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to the Company to be the beneficial owners of more than five percent (5.0%) of the Company’s common stock as of May 15, 2015, and the percentages are based on 576,682 shares issued and outstanding as of that date. Each of these persons has sole investment and sole voting power over the shares indicated, except as described otherwise below.

	Amount and Nature of		Percent
Name and Address of Beneficial Owner	Beneficial Ownership		of Class

MR. CRISTOBAL MANUEL LOPEZ	511,921	(1)	88.77%
Av. Roque Saenz Pena
971 Floor 8
Buenos Aires, Argentina
C1035AAE

MR. CARLOS FABIAN DE SOUSA	233,001	(2)	40.40%
Av. Roque Saenz Pena
971 Floor 8
Buenos Aires, Argentina
C1035AAE

Oil m&s, S.A.	233,001		40.40%
Av. Roque Saenz Pena
971 Floor 8
Buenos Aires, Argentina
C1035AAE

Fideicomiso CML II	138,382	(3)	24.00%
Grecia 675 P2 Dpto.1
Comodoro Rivadavia, Chubut
Argentina
9000

Mr. Cristobal Nazareno Lopez	69,191	(3)	12.00%
Av. Roque Saenz Pena
971 Floor 8
Buenos Aires, Argentina
C1035AAE

Mr. Emiliano Lopez	69,191	(3)	12.00%
Av. Roque Saenz Pena
971 Floor 8
Buenos Aires, Argentina
C1035AAE

(1) Mr. Cristobal Manuel Lopez directly owns 140,538 shares in his name. An additional 138,382 shares are held in the name of a trust, Fideicomiso CML II, which was established for the benefit of his two sons, Cristobal Nazareno Lopez and Emiliano Lopez. Mr. Cristobal Manuel Lopez serves as trustee of the trust and has voting power over the shares held in the trust, but he disclaims beneficial ownership of the shares held in trust. The remaining 233,001 shares listed as being beneficially owned by him are held of record by Oil m&s S.A., a company of which Mr. Cristobal Manuel Lopez directly owns 0.7% and serves as its President and as a Director. Through one or more other companies, Mr. Cristobal Manuel Lopez and Mr. De Sousa collectively have indirect ownership and control of a majority of stock in Oil m&s.

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

(3) Fideicomiso CML II is a trust established for the benefit of Cristobal Nazareno Lopez and Emiliano Lopez who each contributed 69,191 shares to the trust. Their father, Cristobal Manuel Lopez, serves as trustee of the trust and has voting power over the shares held in the trust, but he disclaims beneficial ownership of the shares held in the trust.

Security ownership of management

The following table sets forth the share holdings of the Company's directors and executive officers as of May 15, 2015, and the percentages are based on 576,682 shares issued and outstanding as of that date. These persons have sole investment and sole voting power over the shares indicated, except as described otherwise below.

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

Transactions with Management and Others

During the past two fiscal years of the Company, and since then, there have been no material transactions or series of similar transactions to which the Company or any of our subsidiaries were or are to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, in which any related person (as defined in Item 404 of Regulation S-K) had a direct or indirect material interest, except for the following:

(1) during 2014 and 2013, the Company continued to borrow additional funds from Oil m&S S.A. During 2013, the Company also borrowed funds from Mr. Cristobal Manuel Lopez, one of the Company’s principal shareholders. Oil m&S S.A. is a company owned and controlled by Mr. Cristobal Manuel Lopez, one of the Company’s principal shareholders, and Carlos Fabian De Sousa, the Company’s CEO, CFO and Director. As of December 31, 2014, the Company owed notes payable to Oil m&s S.A. in the amount of $672,029 plus accrued interest of $60,715. As of December 31, 2014, the Company owed notes payable to Mr. Cristobal Manuel Lopez in the amount of $500,000 plus accrued interest of $21,272. The notes payable accrue interest at LIBOR plus 2% per annum, are unsecured and are due upon demand. No interest or principal payments were paid on these loans during 2014 or 2013;

(2) on October 17, 2014 the Company reached a settlement agreement with Mr. Bullrich wherein the $1,000,000 amount owed to Mr. Bullrich was to be paid in three installments of $333,333 each. The first installment was due on November 28, 2014. Due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina, the Company was unable to make the first settlement payment of $333,333 to Mr. Bullrich by the November 28, 2014 due date. Mr. Bullrich subsequently filed a lawsuit against the Company and certain related companies, including Oil Combustibles, S.A. in which he sought $1 million dollars in damages. Through legal process, Mr. Bullrich was able to seize the equivalent of $1 million dollars in funds of Oil Combustibles, S.A. in bank accounts in Argentina that he intended to use to satisfy this obligation. Subsequently, the court awarded an additional penalty or fine of US$300,000. In addition, there were related interest and costs of US$260,000 incurred, bringing the total amount owed to US$1,560,000. The Company accrued $560,000 in additional costs relating to this settlement, such that as of December 31, 2014 the Company is now indebted to Oil Combustibles, S.A., a related party, for $1,560,000. .

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

Shell Company Information

The Company is presently a shell company, as defined in Rule 405. As described in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Mr. Cristobal Manuel Lopez directly owns 139,459 shares of the Company’s common stock, Oil m&s S.A., an Argentine company, directly owns 233,001 shares of the Company’s common stock, and Fideicomiso CML II, a Trust established for the benefit of Cristobal Nazareno Lopez and Emiliano Lopez, owns 138,382 shares of the Company’s common stock During the year ended December 31, 2007, Oil m&s S.A. acquired its 233,001 shares of the Company’s common stock for the conversion of $116,500.50 of debt owed by the Company to Oil m&s S.A. in connection with loans made by Oil m&s S.A. to the Company. Also during the year ended December 31, 2007, the Company issued 150,000 shares of its common stock to Mr. Cristobal Manuel Lopez as payment for a $75,000 obligation the Company had to Mr. Lopez for consulting services provided by Mr. Lopez during 2006 and 2007. The Company’s directors made the decision concerning the valuation of the shares issued in both transactions, using a price which they believed to be fair.

With the exception of the interest to be paid to Oil m&s S.A. and Cristobal Manuel Lopez on their loans to the Company, and the possible conversion of part or all of these loans to additional shares of Common Stock of the Company in the future (at such terms as may be agreed to by the Company’s director and the lenders in a related party transaction), the Company is unaware of anything of value to be received by Mr. Lopez, Oil m&s S.A. or Carlos Fabian De Sousa from the Company.

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

Independence of Directors

The Company currently does not have, and is not required to have, a majority of independent directors. Should the company decide to list on a securities exchange, we will be required to adhere to the independence requirements of that exchange. Our present director is not independent because he currently serves as an officer and has an indirect stock ownership in the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Pritchett, Siler & Hardy, P.C., our current independent accountant, for professional services rendered for the fiscal years ended December 31, 2014 and 2013:

Fee Category	Fiscal 2014 Fees	Fiscal 2013 Fees

Audit Fees	$17,682	$17,648
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$17,682	$17,648

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

3.	Exhibits:

The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).*

3.2	By-laws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).*

3.3	Certificate of Amendment to Articles of Incorporation dated effective March 30, 2007 (effecting a 1 share for 100 shares reverse stock split of outstanding common stock). (incorporated by reference from the Form 10-KSB for the year ended December 31, 2006 filed with the Commission on April 12, 2007).*

10.1	Agreement between the Company and Matias Bullrich dated May 3, 2013 (English Translation) (incorporated by reference from the Form 10-K for the year ended December 31, 2013 filed with the Commission on April 25, 2014).*

14.1	Code of Ethics (incorporated by reference from the Form 10-K for the year ended December 31, 2008 filed with the Commission on April 1, 2009).*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.SCH	XBRL Taxonomy Extension Schema **

*Previously filed

**Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centenary International Corporation

Date: October 13, 2015	By	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos Fabian De Sousa	Director	October 13, 2015
Carlos Fabian De Sousa

EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION

3.1	*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

3.2	*	By-laws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

3.3	*	Certificate of Amendment to Articles of Incorporation dated effective March 30, 2007 (effecting a 1 share for 100 shares reverse stock split of outstanding common stock) (incorporated by reference from the Form 10-KSB for the year ended December 31, 2006 filed with the Commission on April 12, 2007).

10.1	*	Agreement between the Company and Matias Bullrich dated May 3, 2013 (English Translation) (incorporated by reference from the Form 10-K for the year ended December 31, 2013 filed with the Commission on April 25, 2013).

14.1	*	Code of Ethics (incorporated by reference from the Form 10-K for the year ended December 31, 2008 filed with the Commission on April 1, 2009)

31.1	**	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

101.LAB	**	XBRL Taxonomy Extension Label Linkbase

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase

101.SCH	**	XBRL Taxonomy Extension Schema

*Previously filed

**Filed herein