Form 10-Q
period 2015-03-31
CENTENARY INTERNATIONAL CORP
filed 2015-12-31
CIK 759999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 23, 2015
Common Stock, $.001 par value	576,682

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying balance sheets of Centenary International Corporation at March 31, 2015 and December 31, 2014, and the related statements of operations and cash flows for the three months ended March 31, 2015 and 2014 have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2015, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015.

Centenary International Corporation

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS

Cash	$2,913	$2,913
Prepaid expenses	-	-

Total Current Assets	2,913	2,913

Lease deposit	-	-

TOTAL ASSETS	$2,913	$2,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$5,768	$36,210
Accrued liabilities	1,560,000	1,560,000
Accrued interest payable - related parties	90,622	81,987
Accrued lease expense	205,000	205,000
Notes payable - related parties, net	1,203,472	1,172,029

Total Current Liabilities	3,064,862	3,055,226

STOCKHOLDERS' DEFICIT

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Accumulated deficit	(11,627,525)	(11,617,889)

Total Stockholders' Deficit	(3,061,949)	(3,052,313)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,913	$2,913

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	1,000	16,526
Rent	-	103,000
Salary	-	249,000

Total Operating Expenses	1,000	368,526

OPERATING LOSS	(1,000)	(368,526)

OTHER INCOME (EXPENSE)

Interest expense	(8,635)	(6,546)

Total Other Income (Expense)	(8,635)	(6,546)

LOSS FROM CONTINUING OPERATIONS	(9,635)	(375,072)

LOSS FROM DISCONTINUED OPERATIONS	-	-

NET LOSS BEFORE INCOME TAXES	(9,635)	(375,072)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(9,635)	$(375,072)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.65)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES

Net loss	$(9,635)	$(375,072)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	-	-
Gain on expiration of debt	-	-
Amortization of debt discount	-	-
Changes in operating assets and liabilities
Prepaid expenses	-	509
Accrued interest payable	8,635	6,546
Accounts payable	(30,443)	(11,352)
Accounts payable - related party	-	249,000
Accrued lease expense	-	87,495

Net Cash Used in Operating Activities	(31,443)	(42,874)

INVESTING ACTIVITIES

Payment of lease deposit	-	-

Net Cash Used in Financing Activities	-	-

FINANCING ACTIVITIES

Borrowings of notes payable-related parties	31,443	45,126

Net Cash Provided by Financing Activities	31,443	45,126

NET INCREASE (DECREASE) IN CASH	-	2,252

CASH AT BEGINNING OF PERIOD	2,913	8,602

CASH AT END OF PERIOD	$2,913	$10,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$-	$-
Common stock issued for debt	$-	$-
Related-party debt forgiveness	$-	$-

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION

Notes to the Financial Statements

March 31, 2015 and December 31, 2014

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements. The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company owes aggregate convertible notes payable to shareholders of $1,203,472 and $1,172,029 as of March 31, 2015 and December 31, 2014, respectively. The notes payable accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance. Several of the notes have reached maturity and been extended one or more times with identical terms. Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date. During the year ended December 31, 2014 the Company borrowed a total of $321,639 pursuant to these notes, and borrowed an additional $31,443 during the three months ended March 31, 2015. Interest expense totaled $8,635 and $6,546 during the three months ended March 31, 2015 and 2014, respectively. Accrued interest payable on the notes totaled $90,622 and $81,987 at March 31, 2015 and December 31, 2014, respectively.

CENTENARY INTERNATIONAL CORPORATION

Notes to the Financial Statements

March 31, 2015 and December 31, 2014

(Unaudited)

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

Commencing in November 2014, the Company was not able to make its lease payments due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina. As a result, the landlord sent a Notice of Default on November 6, 2014 followed by a Notice of Termination on November 19, 2014. The landlord informed the Company that the Company’s security deposit of $412,000 was being retained by the landlord, and it was to be applied to expenses and damages. On December 9, 2014, the Company received a Notice of Reentry from the landlord stating that the landlord had retaken possession of the premises. Accordingly, on December 9, 2014, all but $205,000 of the Company’s lease obligations were written-off against the lease deposit. The lease deposit was fully impaired to zero. Pursuant to this transaction the Company recorded a loss on settlement of debt in the amount of $412,001. As of March 31, 2015 the Company’s accrued lease obligation remains at $205,000.

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

Due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina, the Company was unable to make the first settlement payment of $333,333 to Mr. Bullrich by the November 28, 2014 due date. Mr. Bullrich subsequently filed a lawsuit against the Company and certain related companies, including Oil Combustibles, S.A. in which he sought $1 million dollars in damages. Through legal process, Mr. Bullrich was able to seize the equivalent of $1 million dollars in funds of Oil Combustibles, S.A. in bank accounts in Argentina that will be used or was used to satisfy this obligation. The Company accrued $560,000 in additional costs relating to this settlement, such that as of December 31, 2014 the Company is now indebted to Oil Combustibles, S.A., a related party, for $1,560,000. Pursuant to this transaction the Company recorded a loss on settlement of debt totaling $560,000 in 2014. At March 31, 2015 the Company’s liability remains at $1,560,000.

CENTENARY INTERNATIONAL CORPORATION

Notes to the Financial Statements

March 31, 2015 and December 31, 2014

(Unaudited)

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

Centenary is not a party to any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants.

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

Lease Agreement Terminated

In September, 2013 the Company entered into a lease agreement for approximately 4,000 square feet of office space located at 540 Madison Avenue, New York, New York 10022.  The lease had a term of ten years. Pursuant to the lease agreement, the annual fixed rent for each year during the first five years of the lease was $412,000, with monthly payments of $34,333 being due on the first of each month. The annual fixed rent then increased to $452,000 for each of the remaining years of the lease.  The Company had a one-time option to terminate the lease early at the end of the seventh year. During the year ended December 31, 2013, the Company paid $412,000 towards a security deposit which was to be held in trust. During the year ended December 31, 2014 the Company recognized rental expense totaling $325,940. Cash payments towards the lease agreement in the amount of $227,203 were applied against the accrued lease expense account. Payment of the lease was guaranteed by Oil Combustibles S.A., a company affiliated with our CEO.

Commencing in November 2014, the Company was not able to make its lease payments due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina. As a result, the landlord sent a Notice of Default on November 6, 2014 followed by a Notice of Termination on November 19, 2014. The landlord informed the Company that the Company’s security deposit of $412,000 was being retained by the landlord, and it was to be applied to expenses and damages. On December 9, 2014, the Company received a Notice of Reentry from the landlord stating that the landlord had retaken possession of the premises. Accordingly, on December 9, 2014, all but $205,000 of the Company’s lease obligations were written-off against the lease deposit. The lease deposit was fully impaired to zero. Pursuant to this transaction the Company recorded a loss on settlement of debt in the amount of $412,001. As of March 31, 2015 the Company’s accrued lease obligation remains at $205,000.

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

Due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina, the Company was unable to make the first settlement payment of $333,333 to Mr. Bullrich by the November 28, 2014 due date. Mr. Bullrich subsequently filed a lawsuit against the Company and certain related companies, including Oil Combustibles, S.A. in which he sought $1 million dollars in damages. Through legal process, Mr. Bullrich was able to seize the equivalent of $1 million dollars in funds of Oil Combustibles, S.A. in bank accounts in Argentina that will be used or was used to satisfy this obligation. The Company accrued $560,000 in additional costs relating to this settlement, such that as of December 31, 2014 the Company was indebted to Oil Combustibles, S.A., a related party, for $1,560,000. Pursuant to this transaction the Company recorded a loss on settlement of debt totaling $560,000 in 2014. At March 31, 2015 the Company’s liability remains at $1,560,000.

Results of Operations - Three Months Ended March 31, 2015

Revenues and Other Income

We had no revenues in either of the three month periods ended March 31, 2015 or 2014. If we are able to successfully complete the proposed acquisition of an oil and gas company in Argentina during the year ending December 31, 2016, we should begin to generate revenues in the year ending December 31, 2016.

Expenses

We had general and administrative expenses of $1,000 in the three month period ended March 31, 2015, a decrease of $15,526 from the $16,526 of general and administrative expenses incurred in the three month period ended March 31, 2014. The decrease in general and administrative expenses in the later period is attributable primarily to a decrease in legal and audit fees and transfer agent fees. During the three months ended March 31, 2015, we incurred no rent expense in contrast to the $103,000 rent expense incurred in the three month period ended March 31, 2014. The decrease in rent is due to the fact that the lease agreement was terminated in December 2014. During the three months ended March 31, 2015, we incurred no salary expense in contrast to the $249,000 salary expense incurred in the three month period ended March 31, 2014. This is due to the fact that the agreement to compensate the Company’s former Chief Financial Officer terminated in May 2014. We incurred interest expense of $8,635_in the three months ended March 31, 2015, an increase of $2,089 from the interest expense of $6,546 incurred in the three months ended March 31, 2014. The increase in interest expense in the later period is attributable to the fact that the balance of notes payable – related parties was higher in the later period.

If we are able to successfully complete the acquisition of an oil and gas company in Argentina during the year ending December 31, 2016, we expect that our general and administrative expenses will increase significantly.

Net Losses

We had a net loss of $9,635, or $0.02 per share, during the three month period ended March 31, 2015, compared to a net loss of $375,072, or $0.65 per share, during the comparable period of 2014. The primary reason for the $365,437 decrease in net loss was a decrease in rent and salary in the later period.

Liquidity and Capital Resources – March 31, 2015

The Company has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of March 31, 2015 the Company had $2,913 in total assets, with total liabilities of $3,064,862. The liabilities are all current liabilities and consist of notes payable – related parties, net of $1,203,472, accrued interest payable - related parties of $90,622, accrued liabilities of $1,560,000, accrued lease expense of $205,000 and accounts payable of $5,768.

Cash flow used in operating activities was $31,443 for the three months ended March 31, 2015. It reflects the net loss of $9,635 incurred for the three months ended March 31, 2015, a decrease in accounts payable of $30,443, and accrued interest payable of $8,635.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. The Company anticipates that it may also need to raise approximately $3,000,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months if the Company remains searching for business opportunities. If the Company successfully closes an acquisition of an oil and gas company in Argentina during 2016, the Company’s cash needs may increase. We have no current commitments or arrangements with respect to, or immediate sources of, funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our principal shareholder or a company affiliated with him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses. As of March 31, 2015 we had $2,913 in cash and current liabilities totaled $3,064,862.

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

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2014 or during the year ended December 31, 2013. The Company expended no amounts on capital expenditures during the three months ended March 31, 2015, and the Company has no current plans for the purchase or sale of any plant or equipment in the current fiscal year.

Critical Accounting Policies

In the notes to the Company’s financial statements for the year ended December 31, 2014, included in the Company’s annual report filed on Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company believes there is substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit in the amount of $11,627,525 as of March 31, 2015. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans and grants from our principal shareholders and/or various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Until such time as we acquire another business or company, we do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months. Management further believes that we will not have to make any equipment purchases in the immediate future.

Net Operating Loss

We have accumulated approximately $5,053,000 of net operating loss carry forwards as of March 31, 2015. This loss carry forward may be offset against taxable income and income taxes in future years through the year 2035. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of March 31, 2015 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

Critical Accounting Policies

In the notes to the Company’s financial statements for the year ended December 31, 2014, included in the Company’s annual report filed on Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

During the three months ended March 31, 2015, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

During the three month period ended March 31, 2015, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-K, and the Company’s Quarterly Reports on Form 10-Q filed since December 31, 2011.

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

CENTENARY INTERNATIONAL CORPORATION

Date: December 30, 2015	By	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer