Form 10-Q
period 2015-06-30
CENTENARY INTERNATIONAL CORP
filed 2015-12-31
CIK 759999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 24, 2015
Common Stock, $0.001 par value	576,682

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying balance sheets of Centenary International Corporation at June 30, 2015 and December 31, 2014, and the related statements of operations for the three and six months ended June 30, 2015 and 2014 and the related statements of cash flows for the six months ended June 30, 2015 and 2014 2015 have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2015, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015.

Centenary International Corporation

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS

Cash	$2,913	$2,913
Prepaid expenses	-	-

Total Current Assets	2,913	2,913

Lease deposit	-	-

TOTAL ASSETS	$2,913	$2,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$23,949	$36,210
Accrued liabilities	1,560,000	1,560,000
Accrued interest payable - related parties	100,027	81,987
Accrued lease expense	-	205,000
Notes payable - related parties, net	1,422,610	1,172,029

Total Current Liabilities	3,106,586	3,055,226

STOCKHOLDERS' DEFICIT

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Accumulated deficit	(11,669,249)	(11,617,889)

Total Stockholders' Deficit	(3,103,673)	(3,052,313)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,913	$2,913

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	32,320	47,146	33,320	63,672
Rent	-	83,096	-	186,097
Salary	-	87,000	-	336,000

Total Operating Expenses	32,320	217,242	33,320	585,769

OPERATING LOSS	(32,320)	(217,242)	(33,320)	(585,769)

OTHER INCOME (EXPENSE)

Interest expense	(9,405)	(7,322)	(18,040)	(13,867)

Total Other Income (Expense)	(9,405)	(7,322)	(18,040)	(13,867)

LOSS FROM CONTINUING OPERATIONS	(41,725)	(224,564)	(51,360)	(599,636)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-

NET LOSS BEFORE INCOME TAXES	(41,725)	(224,564)	(51,360)	(599,636)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(41,725)	$(224,564)	$(51,360)	$(599,636)

BASIC LOSS PER COMMON SHARE	$(0.07)	$(0.39)	$(0.09)	$(1.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	576,682	576,682	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES

Net loss	$(51,360)	$(599,636)
Adjustments to reconcile net loss to net cash used by operating activities:

Discontinued operations	-	-
Gain on expiration of debt	-	-
Amortization of debt discount	-	-
Changes in operating assets and liabilities
Prepaid expenses	-	1,030
Accrued interest payable	18,040	13,867
Accounts payable	(12,261)	8,470
Accounts payable - related party	-	336,000
Accrued lease expense	-	101,925

Net Cash Used in Operating Activities	(45,581)	(138,344)

INVESTING ACTIVITIES

Payment of lease deposit	-	-

Net Cash Used in Financing Activities	-	-

FINANCING ACTIVITIES

Borrowings of notes payable-related parties	45,581	145,252

Net Cash Provided by Financing Activities	45,581	145,252

NET INCREASE (DECREASE) IN CASH	-	6,908

CASH AT BEGINNING OF PERIOD	2,913	8,602

CASH AT END OF PERIOD	$2,913	$15,510

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Related-party note payable for accrued lease expense	$205,000	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation
Notes to Condensed Financial Statements
June 30, 2015 and December 31, 2014
(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements. The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company owes aggregate convertible notes payable to shareholders of $1,422,610 and $1,172,029 as of June 30, 2015 and December 31, 2014, respectively. The notes payable accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance. Several of the notes have reached maturity and been extended one or more times with identical terms. Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date. During the year ended December 31, 2014 the Company borrowed a total of $321,639 pursuant to these notes, and borrowed an additional $250,581 during the six months ended June 30, 2015. Interest expense totaled $18,040 and $13,867 during the six months ended June 30, 2015 and 2014, respectively. Accrued interest payable on the notes totaled $100,027 and $81,987 at June 30, 2015 and December 31, 2014, respectively.

CENTENARY INTERNATIONAL CORPORATION

Notes to Condensed Financial Statements

June 30, 2015 and December 31, 2014

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

Commencing in November 2014, the Company was not able to make its lease payments due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina. As a result, the landlord sent a Notice of Default on November 6, 2014 followed by a Notice of Termination on November 19, 2014. The landlord informed the Company that the Company’s security deposit of $412,000 was being retained by the landlord, and it was to be applied to expenses and damages. On December 9, 2014, the Company received a Notice of Reentry from the landlord stating that the landlord had retaken possession of the premises. Accordingly, on December 9, 2014, all but $205,000 of the Company’s lease obligations were written-off against the lease deposit. The lease deposit was fully impaired to zero. Pursuant to this transaction the Company recorded a loss on settlement of debt in the amount of $412,001. During the six months ended June 30, 2015, the remaining $205,000 lease obligation was paid and satisfied in full by a related party to which the Company is indebted.

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

On October 17, 2014 the Company reached a settlement agreement with Mr. Bullrich wherein the $1,000,000 amount owed to Mr. Bullrich was to be paid in three installments of $333,333 each. The first installment was due on November 28, 2014. .

Due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina, the Company was unable to make the first settlement payment of $333,333 to Mr. Bullrich by the November 28, 2014 due date. Mr. Bullrich subsequently filed a lawsuit against the Company and certain related companies, including Oil Combustibles, S.A. in which he sought $1 million dollars in damages. Through legal process, Mr. Bullrich was able to seize the equivalent of $1 million dollars in funds of Oil Combustibles, S.A. in bank accounts in Argentina that will be used or was used to satisfy this obligation. The Company accrued $560,000 in additional costs relating to this settlement, such that as of December 31, 2014 the Company is now indebted to Oil Combustibles, S.A., a related party, for $1,560,000. Pursuant to this transaction the Company recorded a loss on settlement of debt totaling $560,000 in 2014. At June 30, 2015 the Company’s liability remains at $1,560,000.

CENTENARY INTERNATIONAL CORPORATION

Notes to Condensed Financial Statements

June 30, 2015 and December 31, 2014

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

Commencing in November 2014, the Company was not able to make its lease payments due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina. As a result, the landlord sent a Notice of Default on November 6, 2014 followed by a Notice of Termination on November 19, 2014. The landlord informed the Company that the Company’s security deposit of $412,000 was being retained by the landlord, and it was to be applied to expenses and damages. On December 9, 2014, the Company received a Notice of Reentry from the landlord stating that the landlord had retaken possession of the premises. Accordingly, on December 9, 2014, all but $205,000 of the Company’s lease obligations were written-off against the lease deposit. The lease deposit was fully impaired to zero. Pursuant to this transaction the Company recorded a loss on settlement of debt in the amount of $412,001. During the six months ended June 30, 2015, the remaining $205,000 lease obligation was paid and satisfied in full by a related party to which the Company is indebted.

.

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

Due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina, the Company was unable to make the first settlement payment of $333,333 to Mr. Bullrich by the November 28, 2014 due date. Mr. Bullrich subsequently filed a lawsuit against the Company and certain related companies, including Oil Combustibles, S.A. in which he sought $1 million dollars in damages. Through legal process, Mr. Bullrich was able to seize the equivalent of $1 million dollars in funds of Oil Combustibles, S.A. in bank accounts in Argentina that will be used or was used to satisfy this obligation. The Company accrued $560,000 in additional costs relating to this settlement, such that as of December 31, 2014 the Company was indebted to Oil Combustibles, S.A., a related party, for $1,560,000. Pursuant to this transaction the Company recorded a loss on settlement of debt totaling $560,000 in 2014. At June 30, 2015 the Company’s liability remains at $1,560,000.

Results of Operations

Three Months Ended June 30, 2015 and 2014

Revenues and Other Income

We had no revenues in either of the three month periods ended June 30, 2015 or 2014. We had no other income for either of the three month periods ended June 30, 2015 or 2014. If we are able to successfully complete an acquisition of an oil and gas company in Argentina during the year ending December 31, 2016, we should begin to generate revenues in the year ending December 31, 2016.

Expenses

We had general and administrative expenses of $32,320 in the three month period ended June 30, 2015, a decrease of $14,826 from the $47,146 of general and administrative expenses incurred in the three month period ended June 30, 2014. The decrease in general and administrative expense in the later period is primarily attributable to a decrease in transfer agent fees, while legal and accounting expenses in the two periods involved similar amounts, as the Company re-engaged its attorney, accountant and auditors to work on the Company’s periodic reports. We incurred rent expense of $0 in the three months ended June 30, 2015 compared to $83,096 in rent expense incurred in the three months ended June 30, 2014. The decrease in rent is due to the fact that the lease agreement was terminated in December 2014. We incurred $0 in salary expense during the three months ended June 30, 2015 compared to $87,000 in salary expense incurred in the three months ended June 30, 2014. This decrease was due to the fact that the agreement to compensate the Company’s former Chief Financial Officer terminated in May 2014. We incurred interest expense of $9,405 in the three months ended June 30, 2015, an increase of $2,083 from the interest expense of $7,322 incurred in the three months ended June 30, 2014. The increase in interest expense in the later period is attributable to the fact that the balance of the notes payable – related parties was higher in the later period.

If we are able to successfully complete an acquisition of an oil and gas company in Argentina during the year ending December 31, 2016, we expect that our general and administrative expenses will increase significantly.

Net Losses

We had a net loss of $41,725, or ($0.07) per share, during the three month period ended June 30, 2015, compared to a net loss of $224,564, or ($0.39) per share, during the comparable period of 2014. The primary reason for the $182,839 decrease in net loss was a decrease in rent and salary in the later period.

Six Months Ended June 30, 2015 and 2014

Revenues and Other Income

We had no revenues in either of the six month periods ended June 30, 2015 or 2014. We recorded no other income in the six month periods ended June 30, 2015, or 2014. If we are able to successfully complete an acquisition of an oil and gas company in Argentina during the year ending December 31, 2016, we should begin to generate revenues in the year ending December 31, 2016.

Expenses

We had general and administrative expenses of $33,320 in the six month period ended June 30, 2015, a decrease of $30,352 from the $63,672 of general and administrative expenses incurred in the six month period ended June 30, 2014. The decrease in general and administrative expense in the later period is primarily attributable to decreases in legal and audit fees and transfer agent fees as the Company fell further behind in its periodic reporting requirements. We incurred rent expense of $0 in the six months ended June 30, 2015 compared to $186,097 in rent expense incurred in the six months ended June 30, 2014. The decrease in rent is due to the fact that the lease agreement was terminated in December 2014. We incurred $0 in salary expense during the six months ended June 30, 2015 compared to $336,000 in salary expense incurred in the three months ended June 30, 2014. This is due to the fact that the agreement to compensate the Company’s former Chief Financial Officer terminated in May 2014. We incurred interest expense of $18,040 in the six months ended June 30, 2015, an increase of $4,173 from the interest expense of $13,867 incurred in the six months ended June 30, 2014. The increase in interest expense is attributable to the fact that the balance of the notes payable – related parties was larger in the later period.

Net Losses

We had a net loss of $51,360 or ($.09) per share, during the six month period ended June 30, 2015, compared to a net loss of $599,636, or $(1.04) per share, during the comparable period of 2014. The primary reason for the $548,276 decrease in net loss was due to decreases in rent and salary in the later period.

Liquidity and Capital Resources – June 30, 2015

The Company has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of June 30, 2015 the Company had $2,913 in total assets, with total liabilities of $3,106,586. The liabilities are all current liabilities and consist primarily of accrued liabilities of $1,560,000, notes payable – related parties, net of $1,422,610, accrued interest payable – related parties of $100,027, and accounts payable of $23,949.

Net cash used in operating activities was $45,581 for the six months ended June 30, 2015. It reflects the $51,360 net loss incurred for the six months ended June 30, 2015, plus a decrease in accounts payable of $12,261 less an increase in accrued interest payable of $18,040.

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

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses. As of June 30, 2015 we had $2,913 in cash and current liabilities totaled $3,106,586.

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

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2014 or during the year ended December 31, 2013. The Company expended no amounts on capital expenditures during the six months ended June 30, 2015, and the Company has no current plans for the purchase or sale of any plant or equipment in the current fiscal year.

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

Going Concern

The Company believes there is substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit in the amount of $11,669,249 as of June 30, 2015. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans and grants from our principal shareholders and/or various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Net Operating Loss

We have accumulated approximately $5,094,000 of net operating loss carry forwards as of June 30, 2015. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2035. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of June 30, 2015 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

During the three months ended June 30, 2015, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

During the three month period ended June 30, 2015, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-K, and the Company’s Quarterly Reports on Form 10-Q filed since December 31, 2011.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	Mine Safety Disclosures

This Item is not applicable.

Item 5.	Other Information

This Item is not applicable.

Item 6.	Exhibits

(a)	Exhibits:

Exhibit 3.1*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

Exhibit 3.2*	By-laws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

Exhibit 3.3*	Certificate of Amendment to Articles of Incorporation dated effective March 30, 2007 (effecting a 1 share for 100 shares reverse stock split of outstanding common stock) (incorporated by reference from the Form 10-KSB for the year ended December 31, 2006 filed with the Commission on April 12, 2007).

Exhibit 10.1*	Agreement between the Company and Matias Bullrich dated May 3, 2013 (English Translation)

Exhibit 14.1*	Code of Ethics (incorporated by reference from the Form 10-K for the year ended December 31, 2008 filed with the Commission on April 1, 2009).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.	INS XBRL Instance Document

Exhibit 101.	PRE XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.	LAB XBRL Taxonomy Extension Label Linkbase

Exhibit 101.	DEF XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.	CAL XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.	SCH XBRL Taxonomy Extension Schema

*Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENARY INTERNATIONAL CORPORATION

Date: December 30, 2015	By:	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive
Officer, Chief Financial Officer and
Principal Accounting Officer