Form 10-Q
period 2015-09-30
CENTENARY INTERNATIONAL CORP
filed 2016-09-16
CIK 759999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2016
Common Stock, $0.001 par value	576,682

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying balance sheets of Centenary International Corporation at September 30, 2015 and December 31, 2014, and the related statements of operations for the three and nine months ended September 30, 2015 and 2014 and the related statements of cash flows for the nine months ended September 30, 2015 and 2014 have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2015, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015.

Centenary International Corporation

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS

Cash	$2,913	$2,913
Prepaid expenses	-	-

Total Current Assets	2,913	2,913

Lease deposit	-	-

TOTAL ASSETS	$2,913	$2,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$26,604	$36,210
Accrued liabilities	-	1,560,000
Accrued interest payable - related parties	115,993	81,987
Accrued lease expense	-	205,000
Notes payable - related parties, net	4,244,477	1,172,029

Total Current Liabilities	4,387,074	3,055,226

STOCKHOLDERS' DEFICIT

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Accumulated deficit	(12,949,737)	(11,617,889)

Total Stockholders' Deficit	(4,384,161)	(3,052,313)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,913	$2,913

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	24,922	33,111	58,242	96,783
Rent	-	105,557	-	291,654
Salary	-	-	-	336,000

Total Operating Expenses	24,922	138,668	58,242	724,437

OPERATING LOSS	(24,922)	(138,668)	(58,242)	(724,437)

OTHER INCOME (EXPENSE)

Loss on settlement of debt	(902,782)	-	(902,782)	-
Gain on foreign currency exchange	100,950	-	100,950	-
Interest expense	(453,734)	(8,315)	(471,774)	(22,182)

Total Other Income (Expense)	(1,255,566)	(8,315)	(1,273,606)	(22,182)

LOSS FROM CONTINUING OPERATIONS	(1,280,488)	(146,983)	(1,331,848)	(746,619)

NET LOSS BEFORE INCOME TAXES	(1,280,488)	(146,983)	(1,331,848)	(746,619)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,280,488)	$(146,983)	$(1,331,848)	$(746,619)

BASIC LOSS PER COMMON SHARE	$(2.22)	$(0.25)	$(2.31)	$(1.29)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	576,682	576,682	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES

Net loss	$(1,331,848)	$(746,619)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on settlement of debt	902,782	-
Gain on foreign currency exchange	(100,950)	-
Changes in operating assets and liabilities
Prepaid expenses	-	1,495
Accrued interest payable	471,774	22,174
Accounts payable	(9,606)	6,222
Accounts payable - related party	-	336,000
Accrued lease expense	-	101,782

Net Cash Used in Operating Activities	(67,848)	(278,946)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Borrowings of notes payable-related parties	67,848	273,257

Net Cash Provided by Financing Activities	67,848	273,257

NET INCREASE (DECREASE) IN CASH	-	(5,689)

CASH AT BEGINNING OF PERIOD	2,913	8,602

CASH AT END OF PERIOD	$2,913	$2,913

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Related-party payable for accrued lease expense	$205,000	$-
Reclassification of related-party debt	$1,500,000	$-
Assumption of accrued interest	$437,768	$-

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION

Notes to Condensed Financial Statements (Unaudited)

September 30, 2015 and December 31, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements. The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company owes aggregate convertible notes payable to shareholders of $4,244,477 and $1,172,029 as of September 30, 2015 and December 31, 2014, respectively.

LIBOR = 2% Notes

The Company owes LIBOR plus 2% convertible notes payable to shareholders of $1,444,877 and $1,172,029 as of September 30, 2015 and December 31, 2014, respectively. The notes payable accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance. Several of the notes have reached maturity and have been extended one or more times with identical terms. Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date. During the year ended December 31, 2014, the Company borrowed a total of $321,639 pursuant to these notes, and borrowed an additional $250,581 during the nine months ended September 30, 2015. Interest expense totaled $18,040 and $13,867 during the nine months ended September 30, 2015 and 2014, respectively. Accrued interest payable on the notes totaled $100,027 and $81,987 at September 30, 2015 and December 31, 2014, respectively.

CENTENARY INTERNATIONAL CORPORATION

Notes to Condensed Financial Statements (Unaudited)

September 30, 2015 and December 31, 2014

NOTE 4 – RELATED PARTY TRANSACTIONS (Continued)

Even LIBOR Note

On July 1, 2015 the Company consummated a debt transaction whereby the Company became indebted to Oil Combustibles, S.A., a related party, in the amount of $2,900,550 (26,370,759 Argentine Pesos). The primary proceeds of this note ($1,997,768) were used to satisfy the Company’s outstanding payable to its former officer Matias Bullrich in the amount of $1,560,000, plus accrued interest totaling $437,768. The remaining $902,782, representing the difference between the note amount and the total amount paid to Mr. Bullrich, was a note premium recorded as a loss on settlement of debt. The note accrues interest at the 360-day LIBOR rate, and becomes due one year from the date of issuance. The note is to be repaid solely in Argentine pesos, and therefore is subject to foreign currency periodic revaluation. From the date of issuance through September 30, 2015, the note balance decreased by $100,950 due to changes in foreign currency exchange rates. This amount has been classified as a gain on foreign currency exchanges for the period ended September 30, 2015. At September 30, 2015 accrued interest on the note totaled $5,482.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease Agreement

In September, 2013 the Company entered into a lease agreement for approximately 4,000 square feet of office space located at 540 Madison Avenue, New York, New York 10022. The lease had a term of 126 months. The first rent payment was due six months after the lease commencement date, beginning in March 2014 and ending in February 2024. Pursuant to the lease agreement, the annual fixed rent for each year during the first five years of the lease was $412,000, with monthly payments of $34,333 being due on the first of each month. The annual fixed rent then was to increase to $452,000 for each of the remaining years of the lease. In accordance with generally accepted accounting principles the lease expense has been recorded on a straight-line basis over the life of the lease. The Company had a one-time option to terminate the lease early at the end of the seventh year. During the year ended December 31, 2013 the Company paid $412,000 towards a security deposit which was held in trust. During the year ended December 31, 2014, the Company recognized rental expense totaling $325,940. Cash payments towards the lease agreement in the amount of $227,203 were applied against the accrued lease expense account. Payment of the lease has been guaranteed by Oil Combustibles S.A., a company affiliated with our CEO.

Commencing in November 2014, the Company was not able to make its lease payments due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina. As a result, the landlord sent a Notice of Default on November 6, 2014 followed by a Notice of Termination on November 19, 2014. The landlord informed the Company that the Company’s security deposit of $412,000 was being retained by the landlord, and it was to be applied to expenses and damages. On December 9, 2014, the Company received a Notice of Reentry from the landlord stating that the landlord had retaken possession of the premises. Accordingly, on December 9, 2014, all but $250,000 of the Company’s lease obligations were written-off against the lease deposit. The lease deposit was fully impaired to zero. Pursuant to this transaction the Company recorded a loss on settlement of debt in the amount of $412,001. During the nine months ended September 30, 2015, the remaining $205,000 lease obligation was paid and satisfied in full.

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

CENTENARY INTERNATIONAL CORPORATION

Notes to Condensed Financial Statements (Unaudited)

September 30, 2015 and December 31, 2014

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

On October 17, 2014 the Company reached a settlement agreement with Mr. Bullrich wherein the $1,000,000 amount owed to Mr. Bullrich will be paid in three installments of $333,333 each. The first installment was due on November 28, 2014.

Due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina, the Company was unable to make the first settlement payment of $333,333 to Mr. Bullrich by the November 28, 2014 due date. Mr. Bullrich subsequently filed a lawsuit against the Company and certain related companies, including Oil Combustibles, S.A. in which he sought $1 million dollars in damages. Through legal process, Mr. Bullrich was able to seize the equivalent of $1 million dollars in funds of Oil Combustibles, S.A. in bank accounts in Argentina that will be used or was used to satisfy this obligation. The Company accrued $560,000 in additional costs relating to this settlement, such that as of December 31, 2014 the total payable to Mr. Bullrich totaled $1,560,000. Pursuant to this transaction the Company recorded a loss on settlement debt totaling $560,000 in 2014.

On July 1, 2015 the $1,560,000 payable to Mr. Bullrich, along with $437,768 in accrued interest, was paid in full on the Company’s behalf by Oil Combustibles, S.A., a related party (See Note 4)

NOTE 6 – SUBSEQUENT EVENTS

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

Commencing in November 2014, the Company was not able to make its lease payments due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina. As a result, the landlord sent a Notice of Default on November 6, 2014, followed by a Notice of Termination on November 19, 2014. The landlord informed the Company that the Company’s security deposit of $412,000 was being retained by the landlord, and was to be applied to expenses and damages. On December 9, 2014, the Company received a Notice of Reentry from the landlord stating that the landlord had retaken possession of the premises. Accordingly, on December 9, 2014, the Company’s lease obligations were written-off against the lease deposit. The lease deposit was fully impaired to zero. Pursuant to this transaction the Company recorded a loss on settlement of debt in the amount of $412,001. During the nine months ended September 30, 2015, the remaining $205,000 lease obligation was paid and satisfied in full by a related party to which the Company is indebted.

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

Due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina, the Company was unable to make the first settlement payment of $333,333 to Mr. Bullrich by the November 28, 2014 due date. Mr. Bullrich subsequently filed a lawsuit against the Company and certain related companies, including Oil Combustibles, S.A. in which he sought $1 million dollars in damages. Through legal process, Mr. Bullrich was able to seize the equivalent of $1 million dollars in funds of Oil Combustibles, S.A. in bank accounts in Argentina that will be used or was used to satisfy this obligation. The Company accrued $560,000 in additional costs relating to this settlement, such that as of December 31, 2014 the Company was indebted to Oil Combustibles, S.A., a related party, for $1,560,000. Pursuant to this transaction the Company recorded a loss on settlement of debt totaling $560,000 in 2014. On July 1, 2015 the $1,560,000 payable to Mr. Bullrich, along with $437,768 in accrued interest, was paid in full on the Company’s behalf by Oil Combustibles, S.A.

Soon after Mr. Bullrich’s contract expired, Mr. De Sousa, as the only director of the Company, elected himself as chief financial officer, chief accounting officer and Treasurer, positions which he held prior to Mr. Bullrich holding them.

Results of Operations

Three Months Ended September 30, 2015 and 2014

Revenues and Other Income

We had no revenues in either of the three month periods ended September 30, 2015 or 2014. We had no other income in either of the three month periods ended September 30, 2015 or 2014. If and when we are able to successfully complete an acquisition of an oil and gas company in Argentina, we should begin to generate revenues.

Expenses

We had general and administrative expenses of $24,922 in the three month period ended September 30, 2015, a decrease of $8,189 from the $33,111 of general and administrative expenses incurred in the three month period ended September 30, 2014. The decrease in general and administrative expense in the later period is primarily due to decreases in stock transfer agent expenses and legal fees. If we are able to successfully complete an acquisition of an oil and gas company in Argentina, we expect that our general and administrative expenses will increase significantly thereafter.

The Company had no rent expense in the three month period ended September 30, 2015 compared to rent expense of $105,557 incurred in the three month period ended September 30, 2014. The decrease in rent expense in the later period is due to the fact that the lease agreement was terminated in December 2014.

We suffered a loss on settlement of debt in the amount of $902,782 during the three months ended September 30, 2015, and had no loss on settlement of debt in the three months ended September 30, 2014. On July 1, 2015 the Company consummated a debt transaction whereby the Company became indebted to Oil Combustibles, S.A., a related party, in the amount of $2,900,550 (26,370,759 Argentine Pesos). The primary proceeds of this note ($1,997,768) were used to satisfy the Company’s outstanding payable to its former chief financial officer in the amount of $1,560,000, plus accrued interest totaling $437,768. The remaining $902,782 was recorded as a loss on settlement of debt.

We incurred a gain on foreign currency exchange of $100,950 during the three months ended September 30, 2015, and had no similar event during the three month period ended September 30, 2014.

We incurred interest expense of $453,734 in the three months ended September 30, 2015, an increase of $445,419 from the interest expense of $8,315 incurred in the three months ended September 30, 2014. The increase in interest expense in the later period is attributable to realized interest expense of $437,768 related to foreign exchange limitations and penalties recognized in Argentina and the fact that the balance of the notes payable – related parties was higher in the later period.

Net Losses

We had a net loss of $1,280,488, or ($2.22) per share, during the three month period ended September 30, 2015, compared to a net loss of $146,983, or ($0.25) per share, during the comparable period of 2014. The primary reasons for the $1,133,505 increase in net loss were the loss on settlement of debt and the significant increase in interest expense incurred in the later period.

Nine Months Ended September 30, 2015 and 2014

Revenues and Other Income

We had no revenues in either of the nine month periods ended September 30, 2015 or 2014. We recorded no other income in either of the nine month periods ended September 30, 2015 or 2014. If and when we are able to successfully complete an acquisition of an oil and gas company in Argentina, we should begin to generate revenues.

Expenses

We had general and administrative expenses of $58,242 in the nine month period ended September 30, 2015, a decrease of $38,541 from the $96,783 of general and administrative expenses incurred in the nine month period ended September 30, 2014. The decrease in general and administrative expense in the later period is primarily due to decreases in legal fees and audit expense. If we are able to successfully complete an acquisition of an oil and gas company in Argentina, we expect that our general and administrative expenses will increase significantly thereafter.

The Company had no rent expense in the nine month period ended September 30, 2015 compared to rent expense of $291,654 incurred in the nine month period ended September 30, 2014. The decrease in rent expense in the later period is due to the fact that the lease agreement was terminated in December 2014.

We had no salary expense in the nine months ended September 30, 2015 compared to salary expense of $336,000 incurred in the nine months ended September 30, 2014. This is due to the fact that the agreement to compensate the Company’s former chief financial officer terminated in May 2014.

We suffered a loss on settlement of debt in the amount of $902,782 during the nine months ended September 30, 2015, and had no loss on settlement of debt in the nine months ended September 30, 2014. On July 1, 2015 the Company consummated a debt transaction whereby the Company became indebted to Oil Combustibles, S.A., a related party, in the amount of $2,900,550 (26,370,759 Argentine Pesos). The primary proceeds of this note ($1,997,768) were used to satisfy the Company’s outstanding payable to its former chief financial officer in the amount of $1,560,000, plus accrued interest totaling $437,768. The remaining $902,782 was recorded as a loss on settlement of debt.

We incurred a gain on foreign currency exchange of $100,950 during the nine months ended September 30, 2015, and had no similar event during the nine month period ended September 30, 2014.

We incurred interest expense of $471,774 in the nine months ended September 30, 2015, an increase of $449,592 from the interest expense of $22,182 incurred in the nine months ended September 30, 2014. The increase in interest expense in the later period is attributable to realized interest expense of $437,768 related to foreign exchange limitations and penalties recognized in Argentina and the fact that the balance of the notes payable – related parties was higher in the later period.

Net Losses

We had a net loss of $1,331,848 or ($2.31) per share, during the nine month period ended September 30, 2015, compared to a net loss of $746,619, or $(1.29) per share, during the comparable period of 2014. The primary reasons for the $585,229 increase in net loss were the loss on settlement of debt and the significant increase in interest expense incurred in the later period, partially offset by significant decreases in rent and salary in the later period.

Liquidity and Capital Resources – September 30, 2015

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of September 30, 2015 the Company had $2,913 in total assets represented by $2,913 in cash. As of September 30, 2015 the Company had total liabilities of $4,387,074. The liabilities are all current liabilities and consist of notes payable – related parties of $4,244,477, accounts payable of $26,604 and accrued interest payable – related parties of $115,993.

Net cash used in operating activities was $67,848 for the nine months ended September 30, 2015 which is equal to the $67,848 of net cash provided by financing activities during the period. It largely reflects the $1,331,848 net loss incurred for the nine months ended September 30, 2015, plus: (i) a gain on foreign currency exchange of $100,950 and (ii) a $9,606 decrease in accounts payable during the period, less: (i) the loss on settlement of debt of $902,782 and (ii) the increase in accrued interest payable of $471,774.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. The Company anticipates that it may need to raise approximately $4,450,000 from equity or debt financing arrangements to pay existing liabilities and meet the Company’s expenses in the next twelve (12) months if the Company remains searching for business opportunities. If the Company successfully closes an acquisition of an oil and gas company in Argentina during the next twelve (12) months, the Company’s cash needs may increase. We have no current commitments or arrangements with respect to, or immediate sources of, funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our principal shareholder or a company affiliated with him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse effect on its plan of operation.

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses. As of September 30, 2015 we had $2,913 in cash and current liabilities totaled $4,387,074.

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

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2014 or during the year ended December 31, 2013. The Company expended no amounts on capital expenditures during the nine months ended September 30, 2015, and the Company has no current plans for the purchase or sale of any plant or equipment in the current fiscal year.

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

Going Concern

The Company believes there is substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit in the amount of $12,949,737 as of September 30, 2015. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans from our principal shareholders and/or various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Net Operating Loss

We have accumulated approximately $5,152,000 of net operating loss carry forwards as of September 30, 2015. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2035. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of September 30, 2015 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

During the three months ended September 30, 2015, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There was a dispute with Mr. Bullrich over compensation owed to him. Mr. Bullrich subsequently pursued a labor claim for payment of compensation owed. On October 17, 2014, the Company and Mr. Bullrich reached a settlement which was approved by the labor authority on October 29, 2014. Under the terms of the settlement, the Company agreed to pay a total of US$1,000,000 in three installments of $333,333 each. The first payment was due on November 28, 2014. Due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina, the Company was unable to make the first settlement payment of $333,333 to Mr. Bullrich by the November 28, 2014 due date. Mr. Bullrich subsequently filed a lawsuit against the Company and certain related companies, including Oil Combustibles, S.A. in which he sought $1 million dollars in damages. The lawsuit was filed in Buenos Aires, Argentina in the District Labor Court as case number 75.239/14. Through legal process, Mr. Bullrich was able to seize the equivalent of $1 million dollars in funds of Oil Combustibles, S.A. in bank accounts in Argentina. The Company accrued $560,000 in additional costs relating to this settlement, such that as of December 31, 2014 the Company was indebted to Oil Combustibles, S.A., a related party, for $1,560,000. Pursuant to this transaction the Company recorded a loss on settlement of debt totaling $560,000 in 2014. On July 1, 2015 the $1,560,000 payable to Mr. Bullrich, along with $437,768 in accrued interest, was paid in full on the Company’s behalf by Oil Combustibles, S.A.

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

During the three month period ended September 30, 2015, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-K, and the Company’s Quarterly Reports on Form 10-Q filed since December 31, 2011.

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

CENTENARY INTERNATIONAL CORPORATION

Date: September 16, 2016	By:	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

