Form 10-K
period 2015-12-31
CENTENARY INTERNATIONAL CORP
filed 2017-08-07
CIK 759999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 For the Fiscal Year Ended December 31, 2015

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The Registrant had 576,682 shares of common stock, $0.001 par value, outstanding as of August 3, 2017.

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

Employees

The Company has no active employees presently. The Company’s President, Carlos Fabian De Sousa, presently is not paid for his services as an officer, director or employee of the Company, and it is presently anticipated that he will not be compensated for his services as an officer, director or employee prior to the consummation of an acquisition.

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

We reported a net loss of $1,487,781 for the year ended December 31, 2015 and a net loss of $1,777,292 for the year ended December 31, 2014. Our accumulated deficit was $13,105,670 at December 31, 2015.

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

There was a dispute with the Company’s former Chief Financial Officer, Mr. Bullrich, over compensation owed to him. Mr. Bullrich subsequently pursued a labor claim for payment of compensation owed. On October 17, 2014, the Company and Mr. Bullrich reached a settlement which was approved by the labor authority on October 29, 2014. Under the terms of the settlement, the Company agreed to pay a total of US$1,000,000 to Mr. Bullrich in three installments of $333,333 each. The first payment was due on November 28, 2014. Due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina, the Company was unable to make the first settlement payment of $333,333 to Mr. Bullrich by the November 28, 2014 due date. Mr. Bullrich subsequently filed a lawsuit against the Company and certain related companies, including Oil Combustibles S.A., in which he sought $1 million dollars in damages. The lawsuit was filed in Buenos Aires, Argentina in the District Labour Court as case number 75.239/14. Through legal process, Mr. Bullrich was able to seize the equivalent of $1 million dollars in funds of Oil Combustibles in bank accounts in Argentina that he intended to use to satisfy this obligation. Subsequently, the court awarded an additional penalty or fine of US$300,000. In addition, there were related interest and costs of US$260,000 incurred, bringing the total amount owed to US$1,560,000. The Company accrued $560,000 in additional costs relating to this settlement, such that as of December 31, 2014 the Company was indebted to Oil Combustibles, S.A., a related party, for $1,560,000. Pursuant to this transaction the Company recorded a loss on settlement of debt totaling $560,000 in 2014. On July 1, 2015, the $1,560,000 payable to Mr. Bullrich, along with $437,768 in accrued interest, was paid in full on the Company’s behalf by Oil Combustibles, S.A.

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

Market Information

Our common stock has traded over-the-counter. It is listed in the Pink Sheets under the symbol "CTYI." To the best of the Company’s knowledge there has been no active trading market in the Company’s common stock during the two years ended December 31, 2015. The high and low bid prices for our shares are estimated below for the periods depicted. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR ENDED December 31, 2015:	LOW	HIGH

1st Quarter	$0.00	0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

YEAR ENDED December 31, 2014:	LOW	HIGH

1st Quarter	$0.00	0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

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

Stockholders

As of August 3, 2017, there were approximately 570 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

Recent Sales of Unregistered Securities

The Company issued no shares of its common stock during the year ended December 31, 2015 which were not registered under the Securities Act of 1933.

For information concerning any sales of shares of the Company's common stock by the Company which were not registered under the Securities Act of 1933 during the fiscal years ended December 31, 2015, 2014 and 2013, please refer to the Company's annual reports on Form 10-K for each of those three fiscal years and to the Company’s quarterly reports on Form 10-Q filed during each of those three fiscal years.

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

Results of Operations

Revenues and Other Income

During the twelve month period ended December 31, 2015, the Company remained in the development stage and we did not realize any revenues from operations. Similarly, we did not realize any revenues from operations during the year ended December 31, 2014. If and when we are able to successfully complete the acquisition of an oil and gas company in Argentina, we should begin to generate revenues.

Expenses

General and administrative expenses totaled $97,030 in the year ended December 31, 2015, a decrease of $15,610 from the $112,640 of general and administrative expenses incurred in the year ended December 31, 2014. The decrease in general administrative expenses in the later period is primarily due to decreases in stock transfer agent expenses and legal fees. If we are able to successfully complete an acquisition of an oil and gas company in Argentina, we expect that our general and administrative expenses will increase significantly thereafter.

The Company incurred no rent expense in the year ended December 31, 2015 a decrease of $325,940 from the rent expense of $325,940 incurred in the year ended December 31, 2014. The decrease in rent is attributable to the fact that the lease agreement was terminated in December 2014.

The Company incurred no salary expense in the year ended December 31, 2015, a decrease of $336,000 over the $336,000 of salary expense incurred in the year ended December 31, 2014. The difference in salary expense is due to the fact that Mr. Bullrich’s services were terminated in May 2014, and no salary expense was incurred in 2015.

Interest expense incurred in the year ended December 31, 2015 was $487,969, an increase of $457,258 from the $30,711 interest expense incurred in the year ended December 31, 2014. The increase in interest expense in the later period is primarily attributable to realized interest expense of $437,768 related to foreign exchange limitations and penalties recognized in Argentina and the fact that the balance of the notes payable – related parties was higher in the later period.

We incurred a gain on foreign exchange translation differences of $871,320 during the year ended December 31, 2015, and had no similar event during the year ended December 31, 2014.

We suffered a loss on settlement of debt in the amount of $902,782 during year ended December 31, 2015, a decrease of $69,219 from the loss on settlement of debt in the amount of $972,001 incurred in the year ended December 31, 2014. On July 1, 2015 the Company consummated a debt transaction whereby the Company became indebted to Oil Combustibles, S.A., a related party, in the amount of $2,900,550 (26,370,759 Argentine Pesos). The primary proceeds of this note ($1,997,768) were used to satisfy the Company’s outstanding payable to its former chief financial officer in the amount of $1,560,000, plus accrued interest totaling $437,768. The remaining $902,782 was recorded as a loss on settlement of debt in the year ended December 31, 2015. The loss on settlement of debt of $972,001 incurred in the year ended December 31, 2014 was due to the fact that the landlord terminated the lease in December 2014, and applied the lease deposit towards claimed damages, resulting in the impairment of the lease deposit to zero

Net Losses

As a result of the foregoing, the Company incurred a net loss of $1,487,781, or ($2.58) per share, in the year ended December 31, 2015, compared to a net loss of $1,777,292, or ($3.08) per share, incurred in the year ended December 31, 2014. Our decrease in net loss in the later period is largely due to the significant reductions in rent and salary in the later period, which were partially offset by the significant increase in interest expense in the later period.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of December 31, 2015 the Company has total assets of $2,913, consisting of cash of $2,913, and total liabilities of $3,671,687. The liabilities are all current liabilities and consist of notes payable-related parties of $3,513,598, accrued interest payable – related parties of $132,188, and accounts payable of $25,901.

Net cash used in operating activities was $0 for the twelve month period ended December 31, 2015. It primarily reflects the $1,487,781 net loss incurred for the year ended December 31, 2015, resulting from the loss on settlement of debt of $902,782, an accrued interest payable of $487,969, and accounts payable of $97,030. The accounts payable were paid down $107,339 through non-cash financing activities through a related party note.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. The Company anticipates that it may need to raise approximately $4,000,000 from equity or debt financing arrangements to pay all existing liabilities and meet the Company’s expenses in the next twelve (12) months if the Company remains as a development stage company searching for business opportunities. If the Company successfully closes an acquisition of an oil and gas company in Argentina, the Company’s cash needs may increase. Further, no assurances can be given that other funding will be available to us on acceptable terms. Although, our major shareholder or a company controlled by him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses. As of December 31, 2015 we had only $2,913 in cash and current liabilities totaled $3,671,687.

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

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2015 or during the year ended December 31, 2014. The Company has no current plans for the purchase or sale of any plant or equipment.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2015, included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company has substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit in the amount of $13,105,670 as of December 31, 2015. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans and grants from our principal shareholders and/or various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

In preparing financial statements for the year ended December 31, 2015, the Company adopted the following accounting pronouncements:

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

Financial statements as of and for the fiscal years ended December 31, 2015 and 2014, have all been examined to the extent indicated in their report by Pritchett, Siler & Hardy, P.C., independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles. The aforementioned financial statements are included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Centenary International Corporation

Buenos Aires, Argentina

We have audited the accompanying balance sheets of Centenary International Corporation as of December 31, 2015 and 2014 and the related statements of operations, stockholders' deficit and cash flows for each of the years then ended Centenary International Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centenary International Corporation as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

August 7, 2017

Centenary International Corporation

Balance Sheets

ASSETS

	December 31,
	2015	2014

CURRENT ASSETS

Cash	$2,913	$2,913

Total Current Assets	2,913	2,913

TOTAL ASSETS	$2,913	$2,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$25,901	$36,210
Accrued liabilities - related party	-	1,560,000
Accrued interest payable - related parties	132,188	81,987
Accrued lease expense	-	205,000
Notes payable - related parties, net	3,513,598	1,172,029

Total Current Liabilities	3,671,687	3,055,226

STOCKHOLDERS' DEFICIT

Common stock; 50,000,000 shares authorized,
at $0.001 par value, 576,682 and 576,682 shares
issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Accumulated other comprehensive income (loss)	871,320	-
Accumulated deficit	(13,105,670)	(11,617,889)

Total Stockholders' Deficit	(3,668,774)	(3,052,313)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$2,913	$2,913

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

Statements of Operations

	For the Years Ended
	December 31,
	2015	2014

REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	97,030	112,640
Rent	-	325,940
Salary	-	336,000

Total Operating Expenses	97,030	774,580

OPERATING LOSS	(97,030)	(774,580)

OTHER INCOME (EXPENSE)

Interest expense	(487,969)	(30,711)
Loss on settlement of debt	(902,782)	(972,001)

Total Other Income (Expense)	(1,390,751)	(1,002,712)

LOSS FROM CONTINUING OPERATIONS	(1,487,781)	(1,777,292)

LOSS FROM DISCONTINUED OPERATIONS	-	-

NET LOSS BEFORE INCOME TAXES	(1,487,781)	(1,777,292)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,487,781)	$(1,777,292)

BASIC LOSS PER COMMON SHARE	$(2.58)	$(3.08)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

Statements of Stockholders' Deficit

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2013	576,682	$577	$8,564,999	$-	$(9,840,597)	$(1,275,021)

Net loss for the year ended
December 31, 2014	-	-	-	-	(1,777,292)	(1,777,292)

Balance, December 31, 2014	576,682	577	8,564,999	-	(11,617,889)	(3,052,313)

Net loss for the year ended
December 31, 2015	-	-	-	871,320	(1,487,781)	(616,461)

Balance, December 31, 2015	576,682	$577	$8,564,999	$871,320	$(13,105,670)	$(3,668,774)

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

Statements of Cash Flows

	For the Years Ended
	December 31,
	2015	2014
OPERATING ACTIVITIES

Net loss	$(1,487,781)	$(1,777,292)
Adjustments to reconcile net loss to
net cash used by operating activities:
Loss on settlement of debt	902,782	972,001
Gain on foreign exchange rate changes	-	-
Changes in operating assets and liabilities
Prepaid expenses	-	1,495
Accrued interest payable	487,969	30,703
Accounts payable	97,030	7,765
Accrued liabilities - related party	-	336,000
Accrued lease expense	-	102,000

Net Cash Used in Operating Activities	-	(327,328)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Borrowings of notes payable-related parties	-	321,639

Net Cash Provided by Financing Activities	-	321,639

NET INCREASE (DECREASE) IN CASH	-	(5,689)

CASH AT BEGINNING OF PERIOD	2,913	8,602

CASH AT END OF PERIOD	$2,913	$2,913

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Payoff of related-party accrued liabilities with
accrued liabilities of another related party	$2,202,768	$1,000,000
Other comprehensive income	$871,320	$-
Accounts payable paid by related-party note	$107,339	$-

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

Notes to the Financial Statements

December 31, 2015 and 2014

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

The Company has no products or services as of December 31, 2015. The Company’s current business model is to be a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Income (Loss) Per Share

For the Year Ended December 31, 2015
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(1,487,781)	576,682	$(2.58)

For the Year Ended
December 31, 2014
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(1,777,292)	576,682	$(3.08)

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

c. Foreign Currency Translation

The Company holds a certain note payable denominated in a foreign currency. Generally accepted accounting principles require the note balance be converted into and presented in U.S. dollar reporting currency in the Company’s financial statements. Due to fluctuations in foreign currency exchange rates, this conversion process results in gains and/or losses, which are recognized as income/expense at each reporting period. The Company accounts for these foreign exchange gains/losses in accordance with ASC topic 830, “Foreign Currency Transactions.” During the years ended December 31, 2015 and 2014 the Company recognized gains on foreign exchange translation differences totaling $871,320 and $-0-, respectively.

d. Provision for Taxes

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

Centenary International Corporation

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31,:

	2015	2014

Deferred tax assets
NOL carryover	$1,145,481	$922,314
Related-party interest	(85,493)	(12,298)

Loss on settlement of debt	(281,217)	(145,800)
Valuation allowance	(778,770)	(764,216)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 15% to pretax income from continuing operations for the years ended December 31, 2015 and 2014 due to the following:

	2015	2014

Book loss	$(223,167)	$(266,594)
Related-party interest	73,195	12,298

Loss on settlement of debt	135,417	145,800
Change in valuation allowance	14,555	108,496

	$-	$-

At December 31, 2015, the Company had net operating loss carry forwards of approximately $5,140,000 that may be offset against future taxable income through the year 2035. No tax benefit has been reported in the December 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. All tax years starting with 2010 are open for examination.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

e. Estimates

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

Centenary International Corporation

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Fair Value of Financial Instruments

As at December 31, 2015, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

g. Recently Issued Accounting Pronouncements

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

h. Equity-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic “Share-Based Payment.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the period ended December 31, 2015.

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

k. Reclassification

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

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 3 - GOING CONCERN (Continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company owes aggregate convertible notes payable to shareholders of $3,513,598 and $1,172,029 as of December 31, 2015 and 2014, respectively.

LIBOR + 2% Notes

The Company owes LIBOR plus 2% convertible notes payable to shareholders of $1,484,368 and $1,172,029 as of December 31, 2015 and December 31, 2014, respectively. The notes payable accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance. Several of the notes have reached maturity and been extended one or more times with identical terms. Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date. During the year ended December 31, 2014, the Company borrowed a total of $321,639 pursuant to these notes, and borrowed an additional $312,338 during the year ended December 31, 2015. Interest expense on the notes totaled $39,077 and $30,703 during the years ended December 31, 2015 and 2014, respectively. Accrued interest payable on the notes totaled $121,065 and $81,987 at December 31, 2015 and December 31, 2014, respectively.

Even LIBOR Note

On July 1, 2015 the Company consummated a debt transaction whereby the Company became indebted to Oil Combustibles, S.A., a related party, in the amount of $2,900,550 (26,370,759 Argentine Pesos). The primary proceeds of this note ($1,997,768) were used to satisfy the Company’s outstanding payable to its former officer Matias Bullrich in the amount of $1,560,000, plus accrued interest totaling $437,768. The remaining $902,782, representing the difference between the note amount and the total paid to Mr. Bullrich, was a note premium recorded as a loss on settlement of debt. The note accrues interest at the 360-day LIBOR rate, and becomes due one year from the date of issuance. The note is to be repaid solely in Argentine pesos, and therefore is subject to foreign currency periodic revaluation. From the date of issuance through December 31, 2015, the U.S. dollar note balance decreased by $871,320 due to changes in foreign currency exchange rates. This amount has been classified a gain on foreign currency exchanges for the year ended December 31, 2015. At December 31, 2015 accrued interest on the note totaled $11,122.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

Centenary International Corporation

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

Lease Agreement (Continued)

Commencing in November 2014, the Company was not able to make its lease payments due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina. As a result, the landlord sent a Notice of Default on November 6, 2014 followed by a Notice of Termination on November 19, 2014. The landlord informed the Company that the Company’s security deposit of $412,000 was being retained by the landlord, and it was to be applied to expenses and damages. On December 9, 2014, the Company received a Notice of Reentry from the landlord stating that the landlord had retaken possession of the premises. Accordingly, on December 9, 2014, all but $205,000 of the Company’s lease obligations were written-off against the lease deposit. The lease deposit was fully impaired to zero. Pursuant to this transaction the Company recorded a loss on settlement of debt in the amount of $412,001. During the year ended December 31, 2015, the remaining $205,000 lease obligation was paid and satisfied in full.

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

On July 1, 2015 the $1,560,000 payable to Mr. Bullrich, along with $437,768 in accrued interest, was paid in full on the Company’s behalf by Oil Combustibles, S.A., a related party (see Note 4)

NOTE 6 - SUBSEQUENT EVENTS

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

Under the supervision and with the participation of management, Carlos Fabian De Sousa, acting as our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2015. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure. There have been no changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework. Based upon this evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were not effective as of December 31, 2015.

During the quarter ended December 31, 2015, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and directors: as of December 31, 2015:

Name	Age	Position

Carlos Fabian De Sousa	48	President, Sole Director, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer

The directors and officers are elected and will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All officers serve at the will of the Board of Directors.

CARLOS FABIAN DE SOUSA has served as a director of Centenary International Corp. since November 2007. He has also served as President, Chief Executive Officer and Secretary of Centenary International Corp. since December 31, 2007. He served as Chief Financial Officer, and Treasurer from November 2007 until May 2013, and then again from May 2014 to the present. He is a Certified Public Accountant, and he has worked in the Oil & Gas Industry in Argentina since 1993. Initially Mr. De Sousa worked for Hispano Americana de Petroleos S.A. (HAPSA) as Administration and Financial Manager. HAPSA engaged in the business of drilling oil wells, wells completion, wells workover and intervention and hot oil services. From 1996 to 1997, Mr. De Sousa worked as an Administration and Financial Advisor for FORASOL – FORAMER in its Latam operations. From late 1998 to mid-2001, Mr. De Sousa was the General Manager of Almeria Austral S.A., a company that provided services of drilling, intervention and completion of wells to the Oil & Gas Industry in Argentina. By 2001, together with Mr. Cristobal Manuel Lopez and Mrs. Muriel Lucia Sosa, Mr. De Sousa founded Oil m&s S.A., where at present he is the Vice President and a director. Mr. De Sousa also directly owns 0.6% of Oil m&s S.A. Through one or more other companies, Mr. Lopez and Mr. De Sousa collectively have indirect ownership of a majority of stock in Oil m&s. This company has become a principal provider of services for the Oil and Gas Industry in Argentina. Mr. De Sousa is also the President and General Director of Alcalis de la Patagonia SAIC, a company dedicated to the production of alkali. He is also a Director of Technological S.A. (IT developments), Oil Minerals S.A. (real estate) and Oil Construcciones S.A. (building industry). Mr. De Sousa is not a director of any other companies that file period reports with the U.S. Securities and Exchange Commission.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2015, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Ethics is attached to our Annual Report on Form 10-K for the year ended December 31, 2008 as Exhibit 14.1.

Audit Committee and Financial Expert

At the present time, our Board of Directors serves as our audit committee. Mr. De Sousa, our sole director, is a financial expert. Mr. De Sousa is not independent since he is an officer of the Company and he indirectly holds a beneficial ownership in the Company’s stock.

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

The following table shows compensation earned during fiscal 2015 and 2014 by the Chief Executive Officer and by any other executive officers whose compensation during one of the two fiscal years totaled $100,000 or more. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

SUMARY COMPENSATION TABLE

				All Other
Name and	Fiscal			Compensation
Principal Positions	Year	Salary	Bonus	(1)	Total
Carlos Fabian De Sousa	2015	$-0-	$-0-	$-0-	$-0-
CEO, CFO & Director	2014	$-0-	$-0-	$-0-	$-0-

Matias Bullrich (1)	2014	$336,000	$-0-	$-0-	$336,000

Note 1: Compensation which accrued during 2013 ($664,000) and 2014 ($336,000) to the Company’s former CFO, Matias Bullrich, was paid in full during 2015. Mr. Bullrich did not serve as an executive officer or director in 2015.

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

Compensation Committee Report

The Company has no compensation committee, and the function of the compensation committee is handled by the Board of Directors. Carlos Fabian De Sousa is the only member of the Board of Directors. He is also an officer of the Company. He decided that he would not be paid any compensation from the Company during 2015 and 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to the Company to be the beneficial owners of more than five percent (5.0%) of the Company’s common stock as of August 3, 2017, and the percentages are based on 576,682 shares issued and outstanding as of that date. Each of these persons has sole investment and sole voting power over the shares indicated, except as described otherwise below.

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

(3) Fideicomiso CML II is a trust established for the benefit of Cristobal Nazareno Lopez and Emiliano Lopez who each contributed 69,191 shares to the trust. Their father, Cristobal Manuel Lopez, serves as trustee of the trust and has voting power over the shares held in the trust, but he disclaims beneficial ownership of the shares held in the trust. Cristobal Nazareno Lopez is the beneficial owner of 69,191 shares held by the trust. Emiliano Lopez is the beneficial owner of 69,191 shares held by the trust.

Security ownership of management

The following table sets forth the share holdings of the Company's directors and executive officers as of August 3, 2017, and the percentages are based on 576,682 shares issued and outstanding as of that date. These persons have sole investment and sole voting power over the shares indicated, except as described otherwise below.

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

Transactions with Management and Others

During the past two fiscal years of the Company, and since then, there have been no material transactions or series of similar transactions to which the Company or any of our subsidiaries were or are to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, in which any related person (as defined in Item 404 of Regulation S-K) had a direct or indirect material interest, except for the following:

(1) during 2015 and 2014, the Company continued to borrow additional funds from Oil m&S S.A. Oil m&S S.A. is a company owned and controlled by Mr. Cristobal Manuel Lopez, one of the Company’s principal shareholders, and Carlos Fabian De Sousa, the Company’s CEO, CFO and Director. As of December 31, 2015, the Company owed notes payable to Oil m&s S.A. in the amount of $779,367 plus accrued interest of $86,755. As of December 31, 2015, the Company owed notes payable to Mr. Cristobal Manuel Lopez in the amount of $500,000 plus accrued interest of $30,907.The notes payable accrue interest at LIBOR plus 2% per annum, are unsecured and are due upon demand. No interest or principal payments were paid on these loans during 2015 or 2014; and

(2) on October 17, 2014 the Company reached a settlement agreement with Mr. Bullrich wherein the $1,000,000 amount owed to Mr. Bullrich was to be paid in three installments of $333,333 each. The first installment was due on November 28, 2014. Due to restrictions on foreign currency transfers imposed by the Central Bank of the Republic of Argentina, the Company was unable to make the first settlement payment of $333,333 to Mr. Bullrich by the November 28, 2014 due date. Mr. Bullrich subsequently filed a lawsuit against the Company and certain related companies, including Oil Combustibles, S.A. in which he sought $1 million dollars in damages. Subsequently, the court awarded an additional penalty or fine of US$300,000. In addition, there were related interest and costs of US$260,000 incurred, bringing the total amount owed to US$1,560,000. On July 1, 2015, the $1,560,000 payable to Mr. Bullrich, along with $437,768 in accrued interest, was paid on the Company’s behalf by Oil Combustibles, S.A., a related party. As of December 31, 2015, the Company owed notes payable to Oil Combustibles, S.A. in the amount of $2,029,229 plus accrued interest of $11,122.

(3) As of December 31, 2015, the Company owed notes payable to another related party, Invesora, in the amount of $205,000, and an accrued interest payable of $3,403.

Centenary has had discussions concerning possible acquisitions in the oil and gas market in Argentina, but no definitive agreement has yet been executed by the parties, and no assurance can be given that any definitive agreement will be signed in the future. No other related party transactions are presently proposed except for the following: The Company anticipates that it will continue to borrow funds from Oil m&s S.A. as the Company needs funds to pay its expenses. This loan accrues interest at Libor + 2% per annum, is unsecured, and is due upon demand. It is possible that, in the future, the Company may seek to acquire an interest in a business opportunity in which our principal stockholder has an interest.

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

With the exception of the interest to be paid to Oil m&s S.A., Cristobal Manuel Lopez and Oil Combustibles, S.A. on their loans to the Company, and the possible conversion of part or all of these loans to additional shares of Common Stock of the Company in the future (at such terms as may be agreed to by the Company’s director and the lenders in a related party transaction), the Company is unaware of anything of value to be received by Mr. Lopez, Oil m&s S.A., Oil Combustibles, S.A. or Carlos Fabian De Sousa from the Company.

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

Audit Fees

The following is a summary of the fees billed to us by Pritchett, Siler & Hardy, P.C., our current independent accountant, for professional services rendered for the fiscal years ended December 31, 2015 and 2014:

Fee Category	Fiscal 2015 Fees	Fiscal 2014 Fees

Audit Fees	$17,100	$17,682
Audit Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$17,100	$17,682

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

Centenary International Corporation

Date: August 7, 2017	By	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos Fabian De Sousa	Director	August 7, 2017
Carlos Fabian De Sousa

EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION

3.1	*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

3.2	*	By-laws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on February 27, 1998).

3.3	*	Certificate of Amendment to Articles of Incorporation dated effective March 30, 2007 (effecting a 1 share for 100 shares reverse stock split of outstanding common stock) (incorporated by reference from the Form 10-KSB for the year ended December 31, 2006 filed with the Commission on April 12, 2007).

14.1	*	Code of Ethics (incorporated by reference from the Form 10-K for the year ended December 31, 2008 filed with the Commission on April 1, 2009)

31.1	**	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

101.LAB	**	XBRL Taxonomy Extension Label Linkbase

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase

101.SCH	**	XBRL Taxonomy Extension Schema

*Previously filed

**Filed herein