Form 10-Q
period 2016-03-31
CENTENARY INTERNATIONAL CORP
filed 2017-09-08
CIK 759999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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
Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 8, 2017
Common Stock, $.001 par value	576,682

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying balance sheets of Centenary International Corporation at March 31, 2016 and December 31, 2015, and the related statements of operations and cash flows for the three months ended March 31, 2016 and 2015 have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2016, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2016.

Centenary International Corporation

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2016	2015

ASSETS

CURRENT ASSETS

Cash	$2,913	$2,913

Total Current Assets	2,913	2,913

TOTAL ASSETS	$2,913	$2,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$13,828	$25,901
Accrued interest payable - related parties	148,567	132,188
Notes payable - related parties, net	3,307,410	3,513,598

Total Current Liabilities	3,469,805	3,671,687

STOCKHOLDERS' DEFICIT

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Accumulated other comprehensive income (loss)	1,098,109	871,320
Accumulated deficit	(13,130,577)	(13,105,670)

Total Stockholders' Deficit	(3,466,892)	(3,668,774)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,913	$2,913

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	8,528	1,000
Rent	-	-
Salary	-	-

Total Operating Expenses	8,528	1,000

OPERATING LOSS	(8,528)	(1,000)

OTHER INCOME (EXPENSE)

Interest expense	(16,379)	(8,635)

Total Other Income (Expense)	(16,379)	(8,635)

LOSS FROM CONTINUING OPERATIONS	(24,907)	(9,635)

LOSS FROM DISCONTINUED OPERATIONS	-	-

NET LOSS BEFORE INCOME TAXES	(24,907)	(9,635)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(24,907)	$(9,635)

Foreign Currency Translation	226,789	-

COMPREHENSIVE INCOME (LOSS)	$201,882	$(9,635)

BASIC LOSS PER COMMON SHARE	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES

Net loss	$(24,907)	$(9,635)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on foreign currency exchange	-	-
Changes in operating assets and liabilities
Accrued interest payable - related parties	16,379	8,635
Accounts payable	8,528	1,000

Net Cash Used in Operating Activities	-	-

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Borrowings of notes payable-related parties	-	-

Net Cash Provided by Financing Activities	-	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH AT BEGINNING OF PERIOD	2,913	2,913

CASH AT END OF PERIOD	$2,913	$2,913

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Foreign currency translation adjustments	$226,789	$-
Accounts payable paid by related-party notes	$20,601	$31,443
Related-party debt forgiveness	$-	$-

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION

Notes to Condensed Financial Statements (Unaudited)

March 31, 2016 and December 31, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements. The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its merger and/or acquisition strategy, and eventually attain profitable operations. The accompanying financial statements include no adjustments that may be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company owes aggregate convertible notes payable to shareholders of $3,307,410 and $3,513,598 as of March 31, 2016 and December 31, 2015, respectively.

LIBOR + 2% Notes

The Company owes LIBOR plus 2% convertible notes payable to shareholders of $1,504,969 and $1,484,368 as of March 31, 2016 and December 31, 2015, respectively. The notes payable accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance. Several of the notes have reached maturity and been extended one or more times with identical terms. Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date. During the year ended December 31, 2015, the Company borrowed a total of $312,338 pursuant to these notes, and borrowed an additional $20,601 during the three months ended March 31, 2016. Interest expense totaled $16,379 and $8,635 during the three months ended March 31, 2016 and 2015, respectively. Accrued interest payable on the notes totaled $131,865 and $121,065 at March 31, 2016 and December 31, 2015, respectively.

CENTENARY INTERNATIONAL CORPORATION

Notes to Condensed Financial Statements (Unaudited)

March 31, 2016 and December 31, 2015

NOTE 4 – RELATED PARTY TRANSACTIONS (Continued)

Even LIBOR Note

On July 1, 2015 the Company consummated a debt transaction whereby the Company became indebted to Oil Combustibles, S.A., a related party, in the amount of $2,900,550 (26,370,759 Argentine Pesos). The primary proceeds of this note, $1,997,768, were used to satisfy the Company’s outstanding payable to its former officer Matias Bullrich in the amount of $1,560,000, plus accrued interest totaling $437,768. The remaining $902,782, representing the difference between the note amount and the total paid to Mr. Bullrich, was a note premium recorded as a loss on settlement of debt. The note accrues interest at the 360-day LIBOR rate, and becomes due one year from the date of issuance. The note is to be repaid solely in Argentine pesos, and therefore is subject to foreign currency periodic revaluation. From the date of issuance through March 31, 2016, the note balance decreased by $1,098,108 due to changes in foreign currency exchange rates. This amount has been classified as other comprehensive income in the financial statements. At March 31, 2016 accrued interest on the note totaled $16,701.

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

CENTENARY INTERNATIONAL CORPORATION

Notes to Condensed Financial Statements (Unaudited)

March 31, 2016 and December 31, 2015

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

On July 1, 2015 the $1,560,000 payable to Mr. Bullrich, along with $437,768 in accrued interest, was paid in full on the Company’s behalf by Oil Combustibles, S.A., a related party (see Note 4).

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

Results of Operations - Three Months Ended March 31, 2016

Revenues and Other Income

We had no revenues in either of the three month periods ended March 31, 2016 or 2015. If we are able to successfully complete the proposed acquisition of an oil and gas company in Argentina, we should begin to generate revenues.

Expenses

We had general and administrative expenses of $8,528 in the three month period ended March 31, 2016, an increase of $7,528 from the $1,000 of general and administrative expenses incurred in the three month period ended March 31, 2015. The increase in general and administrative expenses in the later period is attributable primarily to an increase in legal and accounting fees.

We incurred interest expense of $16,379 in the three months ended March 31, 2016, an increase of $7,744 from the interest expense of $8,635 incurred in the three months ended March 31, 2015. The increase in interest expense in the later period is attributable to the fact that the balance of notes payable – related parties was higher in the later period.

If we are able to successfully complete the acquisition of an oil and gas company in Argentina, we expect that our general and administrative expenses will increase significantly thereafter.

Net Loss

We experienced a net loss of $24,907, or ($0.04) per share, in the three months ended March 31, 2016, compared to a net loss of $9,635, or ($0.02) per share, during the three month period ended March 31, 2015. The primary reasons for the increase in net loss in the later period are the $7,528 increase in general and administrative expense and the $7,744 increase in interest expense in the later period.

Liquidity and Capital Resources – March 31, 2016

The Company has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of March 31, 2016 the Company had $2,913 in total assets represented by $2,913 in cash. As of March 31, 2016, the Company had total liabilities of $3,469,805. The liabilities are all current liabilities and consist of notes payable – related parties, net of $3,307,410, accrued interest payable - related parties of $148,567, and accounts payable of $13,828.

There was no net cash used in operating activities in the three months ended March 31, 2016. We experienced $226,769 of other comprehensive income during the three month period ended March 31, 2016, and we paid $20,601 of accounts payable by increases in related-party notes during that period.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. The Company anticipates that it may also need to raise approximately $3,500,000 from equity or debt financing arrangements to pay existing liabilities and meet the Company’s expenses in the next twelve (12) months if the Company remains searching for business opportunities. If the Company successfully closes an acquisition of an oil and gas company in Argentina, the Company’s cash needs may increase. We have no current commitments or arrangements with respect to, or immediate sources of, funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our principal shareholder or a company affiliated with him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse effect on its plan of operation.

We expect to rely at least partially on our principal shareholder or a company with which he is affiliated to pay our expenses in the future, because we have no cash or sources of revenues, and anticipate having none until such time that we complete a merger with or acquisition of an existing operating company. There is no assurance that we will complete such a merger or acquisition or that our principal shareholder or his affiliated company will continue indefinitely to pay our expenses. As of March 31, 2016 we had $2,913 in cash and current liabilities totaled $3,469,805.

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

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2015 or during the year ended December 31, 2014. The Company expended no amounts on capital expenditures during the three months ended March 31, 2016, and the Company has no current plans for the purchase or sale of any plant or equipment in the fiscal year ending December 31, 2016.

Critical Accounting Policies

In the notes to the Company’s financial statements for the year ended December 31, 2015, included in the Company’s annual report filed on Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company believes there is substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit in the amount of $13,130,577 as of March 31, 2016. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans and grants from our principal shareholders and/or various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Net Operating Loss

We have accumulated approximately $5,165,000 of net operating loss carry forwards as of March 31, 2016. This loss carry forward may be offset against taxable income and income taxes in future years through the year 2036. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of March 31, 2016 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

During the three months ended March 31, 2016, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As described above in this report, there was a dispute with the Company’s former Chief Financial Officer, Mr. Bullrich, over compensation owed to him. That dispute was resolved, and on July 1, 2015, the $1,560,000 payable to Mr. Bullrich, along with $437,768 in accrued interest, was paid in full on the Company’s behalf by Oil Combustibles, S.A.

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

During the three month period ended March 31, 2016, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-K, and the Company’s Quarterly Reports on Form 10-Q filed since December 31, 2012.

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

CENTENARY INTERNATIONAL CORPORATION

Date: September 8, 2017	By	/s/ Carlos Fabian De Sousa
Carlos Fabian De Sousa
President, Sole Director, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer

-18-