Form 10-Q
period 2016-09-30
CENTENARY INTERNATIONAL CORP
filed 2017-09-08
CIK 759999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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
Emerging Growth ☐

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

The accompanying balance sheets of Centenary International Corporation at September 30, 2016 and December 31, 2015, and the related statements of operations for the three and nine months ended September 30, 2016 and 2015 and the related statements of cash flows for the nine months ended September 30, 2016 and 2015 have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2016, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2016.

Centenary International Corporation

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS

CURRENT ASSETS

Cash	$2,913	$2,913

Total Current Assets	2,913	2,913

TOTAL ASSETS	$2,913	$2,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$20,290	$25,901
Accrued interest payable - related parties	182,492	132,188
Notes payable - related parties, net	3,358,593	3,513,598

Total Current Liabilities	3,561,375	3,671,687

STOCKHOLDERS' DEFICIT

Common stock; 50,000,000 shares authorized, at $0.001 par value, 576,682 and 576,682 shares issued and outstanding, respectively	577	577
Additional paid-in capital	8,564,999	8,564,999
Accumulated other comprehensive income	1,170,233	871,320
Accumulated deficit	(13,294,271)	(13,105,670)

Total Stockholders' Deficit	(3,558,462)	(3,668,774)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,913	$2,913

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
		(Restated)		(Restated)

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	15,678	24,922	138,296	58,242
Rent	-	-	-	-
Salary	-	-	-	-

Total Operating Expenses	15,678	24,922	138,296	58,242

OPERATING LOSS	(15,678)	(24,922)	(138,296)	(58,242)

OTHER INCOME (EXPENSE)

Interest expense	(17,464)	(453,734)	(50,305)	(471,774)
Loss on settlement of debt	-	(902,782)	-	(902,782)
Gain on foreign exchange differences	-	-	-	-

Total Other Income (Expense)	(17,464)	(1,356,516)	(50,305)	(1,374,556)

NET INCOME (LOSS) BEFORE INCOME TAXES	(33,142)	(1,381,438)	(188,601)	(1,432,798)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(33,142)	$(1,381,438)	$(188,601)	$(1,432,798)

Foreign Currency Translation	34,677	-	298,913	-

COMPREHENSIVE INCOME (LOSS)	$1,535	$(1,381,438)	$110,312	$(1,432,798)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.06)	$(2.40)	$(0.33)	$(2.48)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	576,682	576,682	576,682	576,682

The accompanying notes are an integral part of these financial statements.

Centenary International Corporation

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES

Net income (loss)	$(188,601)	$(1,432,798)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on settlement of debt	-	902,782
Changes in operating assets and liabilities
Accrued interest payable	50,304	471,774
Accounts payable	138,297	58,242

Net Cash Used in Operating Activities	-	-

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH AT BEGINNING OF PERIOD	2,913	2,913

CASH AT END OF PERIOD	$2,913	$2,913

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Related party note for accrued lease expense	$-	$205,000
Reclassification of related-party debt	$-	$1,560,000
Assumption of accrued interest	$-	$437,768
Foreign currency translation adjustments	$298,913	$100,950
Accounts payable paid by related-party notes	$143,936	$272,847

The accompanying notes are an integral part of these financial statements.

CENTENARY INTERNATIONAL CORPORATION

Notes to Condensed Financial Statements (Unaudited)

September 30, 2016 and December 31, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company owes aggregate convertible notes payable to shareholders of $3,358,593 and $3,513,598 as of September 30, 2016 and December 31, 2015, respectively.

LIBOR + 2% Notes

The Company owes LIBOR plus 2% convertible notes payable to shareholders of $1,628,303 and $1,484,368 as of September 30, 2016 and December 31, 2015, respectively. The notes payable accrue interest at the 360-day LIBOR plus 2% per annum (calculated on the date of issuance), and are due one year from the date of issuance. Several of the notes have reached maturity and have been extended one or more times with identical terms. Should the Company default on the notes, they are subject to a penalty such that they would accrue interest at 150% of the original rate, commencing on the due date. During the year ended December 31, 2015, the Company borrowed a total of $312,338 pursuant to these notes, and borrowed an additional $143,935 during the nine months ended September 30, 2016. Interest expense on the notes totaled $50,306 and $34,005 during the nine months ended September 30, 2016 and 2015, respectively. Accrued interest payable on the notes totaled $182,492 and $132,188 at September 30, 2016 and December 31, 2015, respectively.

CENTENARY INTERNATIONAL CORPORATION

Notes to Condensed Financial Statements (Unaudited)

September 30, 2016 and December 31, 2015

NOTE 4 – RELATED PARTY TRANSACTIONS (Continued)

Even LIBOR Note

On July 1, 2015 the Company consummated a debt transaction whereby the Company became indebted to Oil Combustibles, S.A., a related party, in the amount of $2,900,550 (26,370,759 Argentine Pesos). The primary proceeds of this note, $1,997,768, were used to satisfy the Company’s outstanding payable to its former officer Matias Bullrich in the amount of $1,560,000, plus accrued interest totaling $437,768. The remaining $902,782, representing the difference between the note amount and the total amount paid to Mr. Bullrich, was a note premium recorded as a loss on settlement of debt. The note accrues interest at the 360-day LIBOR rate, and becomes due one year from the date of issuance. The note is to be repaid solely in Argentine pesos, and therefore is subject to foreign currency periodic revaluation. From the date of issuance through September 30, 2016, the note balance decreased by $1,170,232 due to changes in foreign currency exchange rates. This amount has been classified as other comprehensive income in the financial statements. At September 30, 2016 accrued interest on the note totaled $27,920.

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

September 30, 2016 and December 31, 2015

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

Results of Operations

Three Months Ended September 30, 2016 and 2015

Revenues and Other Income

We had no revenues in either of the three month periods ended September 30, 2016 or 2015. If and when we are able to successfully complete an acquisition of an oil and gas company in Argentina, we should begin to generate revenues.

Expenses

We had general and administrative expenses of $15,678 in the three month period ended September 30, 2016, a decrease of $9,244 from the $24,922 of general and administrative expenses incurred in the three month period ended September 30, 2015. The decrease in general and administrative expense in the later period is primarily due to decreases in stock transfer agent expenses and legal fees.

If we are able to successfully complete an acquisition of an oil and gas company in Argentina, we expect that our general and administrative expenses will increase significantly thereafter.

We incurred interest expense of $17,464 in the three months ended September 30, 2016, a decrease of $436,270 from the interest expense of $453,734 incurred in the three months ended September 30, 2015. The decrease in interest expense in the later period is attributable to the fact that in 2015 the Company assumed $437,768 in accrued interest pursuant to a related party note transaction.

We did not suffer any loss on settlement of debt during the three months ended September 30, 2016 compared to a $902,782 loss on settlement of debt in the three months ended September 30, 2015. On July 1, 2015 the Company consummated a debt transaction whereby the Company became indebted to Oil Combustibles, S.A., a related party, in the amount of $2,900,550 (26,370,759 Argentine Pesos). The primary proceeds of this note ($1,997,768) were used to satisfy the Company’s outstanding payable to its former chief financial officer in the amount of $1,560,000, plus accrued interest totaling $437,768. The remaining $902,782 was recorded as a loss on settlement of debt.

Net Losses

We had a net loss of $33,142, or ($0.06) per share, during the three month period ended September 30, 2016, compared to a net loss of $1,381,438, or ($2.40) per share, during the comparable period of 2015. The primary reasons for the $1,348,296 decrease in net loss were the reduction in the loss on settlement of debt in the later period and the decrease in interest expense incurred in the later period.

Nine Months Ended September 30, 2016 and 2015

Revenues and Other Income

We had no revenues in either of the nine month periods ended September 30, 2016 or 2015. If and when we are able to successfully complete an acquisition of an oil and gas company in Argentina, we should begin to generate revenues.

Expenses

We had general and administrative expenses of $138,296 in the nine month period ended September 30, 2016, an increase of $80,054 from the $58,242 of general and administrative expenses incurred in the nine month period ended September 30, 2015. The increase in general and administrative expense in the later period is primarily due to an increase in legal and professional expenses incurred in 2016.

If we are able to successfully complete an acquisition of an oil and gas company in Argentina, we expect that our general and administrative expenses will increase significantly thereafter.

We incurred interest expense of $50,305 in the nine months ended September 30, 2016, a decrease of $421,469 from the interest expense of $471,774 incurred in the nine months ended September 30, 2015. The decrease in interest expense in the later period is attributable to the fact that in 2015 the Company assumed $437,768 in accrued interest pursuant to a related party note transaction.

We did not suffer any loss on settlement of debt during the nine months ended September 30, 2016 compared to a $902,782 loss on settlement of debt suffered in the nine months ended September 30, 2015. On July 1, 2015 the Company consummated a debt transaction whereby the Company became indebted to Oil Combustibles, S.A., a related party, in the amount of $2,900,550 (26,370,759 Argentine Pesos). The primary proceeds of this note, $1,997,768, were used to satisfy the Company’s outstanding payable to its former chief financial officer in the amount of $1,560,000, plus accrued interest totaling $437,768. The remaining $902,782 was recorded as a loss on settlement of debt.

Net Losses

We had a net loss of $188,601 or ($0.33) per share, during the nine month period ended September 30, 2016, compared to a net loss of $1,432,798, or $(2.48) per share, during the comparable period of 2015. The primary reasons for the $1,244,197 decrease in net loss were the reduction in loss on settlement of debt and the reduction of interest expense in the later period partially offset by the increase in general and administrative expense incurred in the later period.

Liquidity and Capital Resources – September 30, 2016

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. As of September 30, 2016 the Company had $2,913 in total assets represented by $2,913 in cash. As of September 30, 2016 the Company had total liabilities of $3,561,375. The liabilities are all current liabilities and consist of notes payable – related parties of $3,358,593, accrued interest payable – related parties of $182,492 and accounts payable of $20,290.

There was no net cash used in operating activities for the nine months ended September 30, 2016. Non cash financing activities for the nine months ended September 30, 2016 included other comprehensive income of $298,913 and accounts payable paid with related party note of $143,936.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. The Company anticipates that it may need to raise approximately $3,600,000 from equity or debt financing arrangements to pay existing liabilities and meet the Company’s expenses in the next twelve (12) months if the Company remains searching for business opportunities. If the Company successfully closes an acquisition of an oil and gas company in Argentina during the next twelve (12) months, the Company’s cash needs may increase. We have no current commitments or arrangements with respect to, or immediate sources of, funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our principal shareholder or a company affiliated with him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse effect on its plan of operation.

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

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2015 or during the year ended December 31, 2014. The Company expended no amounts on capital expenditures during the nine months ended September 30, 2016, and the Company has no current plans for the purchase or sale of any plant or equipment in the fiscal year ending December 31, 2016.

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

Going Concern

The Company believes there is substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit in the amount of $13,294,271 as of September 30, 2016. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and/or (2) obtaining loans from our principal shareholders and/or various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Net Operating Loss

We have accumulated approximately $5,325,000 of net operating loss carry forwards as of September 30, 2016. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2035. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements as of September 30, 2016 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

During the three months ended September 30, 2016, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As described in this report, there was a dispute with Mr. Bullrich over compensation owed to him. That dispute was resolved, and on July 1, 2015, the $1,560,000 payable to Mr. Bullrich, along with $1,560,000 payable to Mr. Bullrich, along with $437,768 in accrued interest, was paid in full on the Company’s behalf by Oil Combustibles, S.A.

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

